Form 10QSB
period 1998-06-30
SOUTHEAST COMMERCE HOLDING CO
filed 1998-08-19
CIK 1050725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934
         For the quarterly period ended June 30, 1998

         Transition report under Section 13 or 15(d) of the Exchange Act
---      For the transition period from                 to
                                        ---------------    ----------------
                          Commission File No. 333-41545

                       SOUTHEAST COMMERCE HOLDING COMPANY
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Georgia                                    58-2349097
             -------                                    ----------
    (State of Incorporation)               (I.R.S. Employer Identification No.)

                  2410 Paces Ferry Road, Atlanta, Georgia 30309
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 863-9229
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    --       --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,274,061 shares of common stock, par value $.01 per share, were issued and outstanding as of August 14, 1998.

         Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                                       --    --

                       SOUTHEAST COMMERCE HOLDING COMPANY
                                 AND SUBSIDIARY
                                  BALANCE SHEET

                                     ASSETS

                                                                                    DECEMBER 31,
                                                                JUNE 30, 1998          1997
                                                                 (UNAUDITED)         (AUDITED)
                                                                ------------       ------------
Cash and due from banks                                         $     30,280       $         --
Federal funds sold                                                11,610,000                 --
Premises and equipment, net                                          219,640             50,000
Investment securities:
      Securities available for sale at market value                       --                 --
Accrued interest receivable
Other assets                                                          19,980            110,501
                                                                ------------       ------------

         Total assets                                           $ 11,879,900       $    160,501
                                                                ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
     Note payable                                               $         --       $         --
     Accrued interest payable                                             --                 --
     Other liabilities                                               355,952            235,161
                                                                ------------       ------------
         Total liabilities                                      $    355,952       $    235,161
                                                                ------------       ------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 10,000,000 shares                 $     12,741       $         --
 authorized, 1,274,061 shares issued and outstanding
Preferred stock, $.01 per share, 10,000,000                                0                  0
 shares authorized, no shares issued or outstanding
Surplus                                                           11,885,472                100
Retained earnings (deficit)                                         (374,265)           (74,760)
Accumulated other comprehensive income (loss)
           Total shareholders' equity                             11,523,948            (74,660)
                                                                ------------       ------------
Commitments and contingent liabilities                                    --                 --

         Total liabilities and shareholders' equity             $ 11,879,900       $    160,501
                                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                       SOUTHEAST COMMERCE HOLDING COMPANY
                                 AND SUBSIDIARY
                               STATEMENT OF INCOME
                                    UNAUDITED


                                                                 FOR THE SIX    FOR THE THREE
                                                                 MONTHS ENDED   MONTHS ENDED
                                                                JUNE 30, 1998   JUNE 30, 1998
                                                                -------------   -------------

Interest income                                                   $               $
         Loans, including fees
         Investment securities:
                  U.S. Treasury Securities
                  U.S. Government agencies and corporations
                  Other investments
         Federal funds sold ................................         41,741          41,741
                                                                  ---------       ---------
                  Total interest income ....................         41,741          41,741
                                                                  ---------       ---------
Interest expense
         Interest bearing demand and money market
         Savings
         Time deposits of $100,000 or more
         Other time deposits
         Other borrowings ..................................         12,113           6,224
                                                                  ---------       ---------
                  Total interest expense ...................         29,628          35,517
                                                                  ---------       ---------
                  Net interest income
Provision for possible loan losses .........................             --

Net interest income after provision for possible loan losses         29,628          35,517
                                                                  ---------       ---------

Other income
         Service changes on deposit accounts
         Investment securities gains net
         Other income ......................................             --              --
                  Total other income .......................             --              --
Other expense ..............................................
         Salaries and other compensation ...................        125,337          62,987
         Employee benefits .................................         18,057           7,411
         Net occupancy and equipment expense ...............          7,986           2,428
         Professional and other outside services ...........         72,338          60,570
         Other expense .....................................      $ 105,515       $  97,412
                                                                  ---------       ---------
                  Total other expenses .....................        329,233         230,808
                                                                  ---------       ---------
Net income (loss) before taxes .............................       (299,605)       (195,291)
Income taxes ...............................................             --              --
Net income (loss) ..........................................       (299,605)       (195,291)
Basic income (loss) per share ..............................      $   (0.24)      $   (0.15)



   The accompanying notes are an integral part of these financial statements.

                       SOUTHEAST COMMERCE HOLDING COMPANY
                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                                                               UNAUDITED
                                                                             ------------
NET CASH USED FOR PRE-OPERATING ACTIVITIES
         Net loss                                                            $   (299,605)
         Adjustment to reconcile net loss to net cash used
          by operating activities:
                  Net (accretion) amortization of investment securities
         Depreciation and amortization of premises and equipment
         Provision for loan losses
         Deferred income tax benefit
         Amortization of organization costs                                        84,926
         Increase in other assets                                                   5,595
         Increase in accrued interest receivable
         Increase in accrued interest payable
         Increase in other liabilities                                            290,792
                                                                             ------------
                  Net cash used by operating activities                            81,708
Cash flows from investing activities:
         Purchase of investment securities
                  Available for sale
         Purchase of other investments
         Maturities of investment securities available-for-sale
         Loans originated, net of principal repayments
         Purchases of premises and equipment                                     (169,640)
                                                                             ------------
                  Net cash used by investing activities                          (169,640)
                                                                             ------------
Cash flows from financing activities:
         Proceeds from loans                                                      272,000
         Repayment of loans                                                      (442,000)
         Sale of common stock                                                  12,740,606
         Costs associated with stock issuance                                    (843,394)
         Increase in deposits                                                          --
                  Net cash provided from financing activities                  11,728,212
                                                                             ------------
Net increase in cash and cash equivalents                                      11,640,280
CASH AND CASH EQUIVALENTS, JANUARY 1, 1998                                              0
                                                                             ------------
CASH AND CASH EQUIVALENTS, JUNE 30, 1998                                     $ 11,640,280
                                                                             ============


   The accompanying notes are an integral part of these financial statements.

                       SOUTHEAST COMMERCE HOLDING COMPANY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

BUSINESS ACTIVITY AND ORGANIZATION

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes included in the Company's Registration Statement on Form SB-2.

         ORGANIZATION OF THE BUSINESS

         Southeast Commerce Holding Company (the "Company") was incorporated under the laws of the State of Georgia on August 22, 1997, for the purpose of becoming a bank holding company for a federal savings bank, Commerce Bank (the "Bank"). On April 21, 1998, the Company completed an initial public offering of its Common Stock. Each share of common stock was sold for $10.00 per share. As of June 30, 1998, 1,274,061 shares had been sold. Proceeds from the stock offering as of June 30, 1998 amounted to $11,898,212, net of selling expenses. Total proceeds at the close of the offering in July 1998 totaled $13,730,149, net of selling expenses. The Company injected $8.50 million into the Bank's capital accounts upon opening on August 17, 1998.

         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting by recognizing revenues when earned and expenses when incurred, without regarding the time of receipt or payment of cash.

         Organizational Costs. The Company has elected early adoption of Statement of Position 98-5, and has expensed its cumulative organization costs. Organizational costs deferred in prior periods of $84,926 were expensed in the current period.

         Investment Securities. The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investment in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires investments in equity and debt securities to be classified into three categories:

         1. Held-to-maturity securities: These are securities, which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts.

         2. Trading securities: These are securities, which are brought and held principally for the purpose of selling the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement.

         3. Available-for-sale securities: These are securities, which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as separate components of shareholders' equity. Unrealized gains and losses are excluded from the income statement.

         Premium and discount on all investment securities are amortized (deducted) and accredited (added), respectively, to interest income on the effective yield method over the period to the maturity of the related securities.

         Gains or losses on disposition are computed by the specific identification method for all securities.

         Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

         Income Taxes. The consolidated financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes and for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences.

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

         Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents included cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

         Net Income Per Share. Net income per share was calculated using 1,274,061 as the weighted average number of shares outstanding for the period ended June 30, 1998. For the three-month and six month periods ended June 30, 1998 net income (loss) per share was $.24 and $.15 respectively.

         Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. However, in December 1996, the Financial Accounting Standards No. 127 ("SFAS 127"), "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement defers the effective date of certain provisions for one year (December 31, 1997). The deferred provisions relate to repurchase agreements, dollar-roll transactions, securities lending, and similar transactions. The effective date for all other transfers and servicing of financial assets is unchanged. The adoption of SFAS 125 did not have a material impact on the Company's financial statements.

         Earnings Per Share. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement supercedes Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings Per Share," and simplifies earnings per share computations by replacing primary earnings per share with basic earnings per share, which shows no effects from dilutive securities. Entities with complex capital structures will have to show diluted earnings per share, which is similar to the fully diluted earnings per share computation under APB
15. The adoption of SFAS 128 did not have a significant impact on the financial condition or results of operations of the Company.

         Disclosure of Information About Capital Structure. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 129 ("SFAS 129"), Disclosure of Information About Capital Structure." This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement consolidates existing disclosure requirements on capital structure. The adoption of SFAS 129 did not have a significant impact on the financial condition or results of the operations of the Company.

         Reporting Comprehensive Income. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 is effective July 1, 1998. Under SFAS 130, a company will begin showing changes in assets and liabilities in a new comprehensive income statement of alternative presentation as opposed to showing some of the items as transactions in shareholders' equity accounts. Upon adoption, all comparative annual and interim financial statements will present a comprehensive income statement of alternative disclosure, for all years presented. The adoption of SFAS 130 did not have a significant impact on the financial condition or results of operations of the Company.

         Pending Accounting Pronouncements. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Relation Information." SFAS 131 is effective July 1, 1998, and requires disclosure of certain financial information by segments of a company's business. The adoption of SFAS 131 is not expected to have a significant impact on the financial condition or results of operations of the Company.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and other Postretirement Benefits." SFAS 132 is effective for fiscal years beginning after December 31, 1997. The adoption of SFAS 132 is not expected to have a significant impact on the financial condition or results of operations of the Company.

NOTE 4 - OTHER COMPREHENSIVE INCOME

         Other comprehensive income (loss) is compiled of the following:


                                                                Unrealized
                                                              Gains (Losses)
                                                               On Securities
     Beginning balance - January 1, 1998                                   0
     Current - period change                                   $           0
                                                                ------------
     Ending balance - June 30, 1998                            $           0
                                                                ------------


PART I - FINANCIAL INFORMATION


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission, including the "Risk Factors" section in the Company's Registration Statement on Form SB-2 (Registration Number 333-41545) as filed with and declared effective by the Securities and Exchange Commission.

         The Company was organized on August 22,1997. Since August 22, 1997 the Company's principal activities have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of Thrift Supervision (the "OTS") for its application to charter its subsidiary bank, Commerce Bank (the "Bank"), and the pursuit of approvals from the Federal Deposit Insurance Corporation (the "FDIC") for its application for insurance of the deposits of the Bank. On May 21, 1998, the Company received preliminary approval from the OTS to charter the Bank, and the Bank opened for business on August 17, 1998.

         At June 30, 1998, the Company had total assets of $11,880,000, consisting principally of federal funds sold of $11,610,000, representing the funds the Company raised in the offering. The Company's liabilities at June 30, 1998, were $356,000, consisting of accounts payable. The Company had a shareholder's equity of $11,524,000 at June 30, 1998.

         The Company had a net loss of $300,000 for the six months ended June 30, 1998. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. With respect to the Company, these activities included (without limitation) the preparation and filing of an application with the OTS to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the OTS and the FDIC in connection with the application process, preparation and filing of an application with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance for approval as a bank holding company, and the selling of the Company's common stock in the offering. With respect to the Bank, these activities included (without limitation) completing all required steps for final approval from the OTS for the Bank to open for business, hiring qualified personnel to work in the various offices of the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         (a)      Not applicable.

         (b)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended June 30, 1998.

ITEM 5.  OTHER INFORMATION.

         The Company has formed an affiliate company, Commerce Mortgage Company, LLC, which will focus on subprime mortgage lending. The Company anticipates that this business will commence in mid-August 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         3.1.     Articles of Incorporation*

         3.2.     Bylaws*

         4.1.     See Exhibits 3.1 and 3.2 for provisions in the Company's
                  Articles of Incorporation and Bylaws defining the rights of holders of the Common Stock*

         4.2.     Form of Certificate of Common Stock*

         5.1.     Opinion Regarding Legality*

         10.1.    Letter of Employment dated November 18, 1997, between the
                  Company and Louis J. Douglass, III*

         10.2.    Line of Credit Agreement dated August 27, 1997, between The
                  Company and The Bankers Bank*

         10.3 Lease Agreement dated October 14, 1997, between the Company, as lessee, and Regent Paces Ferry Office I, Inc., as lessor*

         10.4     Form of Escrow Agreement among the Company, Banc Stock
                  Financial Services, Inc., and The Bankers Bank*

         10.5     Phoenix International Ltd., Inc. Software License Agreement*

         10.6 Letter of Intent dated February 20, 1998 between the Company and Banc Stock Financial Services, Inc.*

         10.7     Form of Underwriting Agreement among the Company and Banc
                  Stock Financial Services, Inc.*

         23.1.    Consent of Independent Public Accountants*

         23.2. Consent of Nelson Mullins Riley & Scarborough, L.L.P. (appears in its opinion filed as Exhibit 5.1)*

         24.1.    Power of Attorney*

         27.1.    Financial Data Schedule (for electronic filing purposes)

         99.1     Press Release dated August 17, 1998 to announce Commerce
                  Mortgage Company, LLC.

------------------------
* Incorporated by reference in the Company's Registration Statement on Form SB-2, File No. 333-41545.

         (b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 SOUTHEAST COMMERCE HOLDING COMPANY



Date:   August 18, 1998          By: /s/  Richard A. Parlontieri
       -------------------           ---------------------------
                                     Richard A. Parlontieri
                                     President and Chief Executive Officer

                                  EXHIBIT INDEX

         EXHIBIT                    DESCRIPTION
         -------                    -----------

         3.1.     Articles of Incorporation*

         3.2.     Bylaws*

         4.1.     See Exhibits 3.1 and 3.2 for provisions in the Company's
                  Articles of Incorporation and Bylaws defining the rights of holders of the Common Stock*

         4.2.     Form of Certificate of Common Stock*

         5.1.     Opinion Regarding Legality*

         10.1.    Letter of Employment dated November 18, 1997, between the
                  Company and Louis J. Douglass, III*

         10.2.    Line of Credit Agreement dated August 27, 1997, between The
                  Company and The Bankers Bank*

         10.3 Lease Agreement dated October 14, 1997, between the Company, as lessee, and Regent Paces Ferry Office I, Inc., as lessor*

         10.4     Form of Escrow Agreement among the Company, Banc Stock
                  Financial Services, Inc., and The Bankers Bank*

         10.6     Phoenix International Ltd., Inc. Software License Agreement*

         10.6 Letter of Intent dated February 20, 1998 between the Company and Banc Stock Financial Services, Inc.*

         10.7     Form of Underwriting Agreement among the Company and Banc
                  Stock Financial Services, Inc.*

         23.1.    Consent of Independent Public Accountants*

         23.2. Consent of Nelson Mullins Riley & Scarborough, L.L.P. (appears in its opinion filed as Exhibit 5.1)*

         24.1.    Power of Attorney*

         27.1.    Financial Data Schedule (for electronic filing purposes)

         99.1     Press Release dated August 17, 1998 to announce Commerce
                  Mortgage Company, LLC.

------------------------
* Incorporated by reference in the Company's Registration Statement on Form SB-2, File No. 333-41545