Form 10QSB
period 1998-09-30
SOUTHEAST COMMERCE HOLDING CO
filed 1998-11-16
CIK 1050725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998
                                                    ------------------

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-41545

                       SOUTHEAST COMMERCE HOLDING COMPANY
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


          Georgia                               58-2349097
   ------------------------         ------------------------------------
   (State of Incorporation)         (I.R.S. Employer Identification No.)



                  2410 Paces Ferry Road, Atlanta, Georgia 30339
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 863-9229
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,469,279 shares of common stock, par value $.01 per share, were issued and outstanding as of November 6, 1998.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                       SOUTHEAST COMMERCE HOLDING COMPANY
                                 AND SUBSIDIARY
                                  BALANCE SHEET


                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                          1998              1997
                                                                      (UNAUDITED)         (AUDITED)
                                                                      ------------       -----------
                                     ASSETS
Cash and due from banks                                               $   474,975        $     --
Federal funds sold                                                      7,350,000              --
Investment securities:                                                  4,011,949
         Securities available for sale at market value                         --              --
Loans, net                                                              4,484,612
Premises and equipment, net                                               808,447          50,000
Accrued interest receivable                                                11,917
Investment in joint venture                                               227,163              --
Other assets                                                              129,101         110,501
                                                                      -----------        --------
         Total assets                                                 $17,498,164        $160,501
                                                                      ===========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits                                                         $ 4,159,389        $
     Note payable                                                              --         170,000
     Accrued interest payable                                               3,049              --
     Other liabilities                                                    226,109          65,161
                                                                      -----------        --------
         Total liabilities                                            $ 4,388,547        $235,161
                                                                      -----------        --------

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 10,000,000 shares authorized,      $    14,693        $     --
1,469,279 shares issued and outstanding
     Surplus                                                           13,721,972             100
     Accumulated deficit                                                 (626,373)        (74,760)
     Accumulated other comprehensive income (loss)                           (675)
                                                                                         --------
         Total shareholders' equity                                    13,109,617         (74,660)
                                                                      -----------        --------

         Total liabilities and shareholders' equity                   $17,498,164        $160,501
                                                                      ===========        ========


   The accompanying notes are an integral part of these financial statements.

                       SOUTHEAST COMMERCE HOLDING COMPANY
                                 AND SUBSIDIARY
                               STATEMENT OF INCOME
                                    UNAUDITED


                                                                FOR THE NINE    FOR THE THREE
                                                                MONTHS ENDED    MONTHS ENDED
                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                -------------   -------------
                                                                   1998            1998
                                                                   ----            ----
Interest income
         Loans, including fees ............................      $  38,958       $  38,958
         Investment securities:
                  U.S. Treasury Securities
                  U.S. Government agencies and corporations          1,077           1,077
                  Other investments .......................            162             162
         Federal funds sold ...............................        218,562         176,821
                                                                 ---------       ---------
                  Total interest income ...................        258,759         217,018
                                                                 ---------       ---------
Interest expense
         Interest bearing demand and money market .........          2,791           2,791
         Savings ..........................................              1               1
         Time deposits of $100,000 or more ................          1,758           1,758
         Other time deposits ..............................          1,825           1,825
         Other borrowings .................................         12,113              --
                                                                 ---------       ---------
                  Total interest expense ..................         18,488           6,375
                                                                 ---------       ---------
                  Net interest income .....................        240,271         210,643
Provision for possible loan losses ........................         45,000          45,000
                                                                 ---------       ---------

Net interest income after provision
         for possible loan losses .........................        195,271         165,643
                                                                 ---------       ---------
Other income
         Income (loss) on joint venture ...................        (22,837)        (22,837)
                                                                 ---------       ---------
                  Total other income ......................        (22,837)        (22,837)
                                                                 ---------       ---------
Other expense .............................................                             --
         Salaries and other compensation ..................        318,423         193,086
         Employee benefits ................................         61,729          43,672
         Net occupancy and equipment expense ..............         58,477          50,491
         Professional and other outside services ..........        130,318          57,980
         Other expense ....................................      $ 155,100       $  49,685
                                                                 ---------       ---------
                  Total other expenses ....................        724,047         394,914
                                                                 ---------       ---------
Net loss ..................................................       (551,613)       (252,108)
Basic and diluted loss per share ..........................      $   (0.38)      $   (0.17)



   The accompanying notes are an integral part of these financial statements.

                       SOUTHEAST COMMERCE HOLDING COMPANY
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                         FOR THE NINE     FOR THE THREE
                                                                         MONTHS ENDED     MONTHS ENDED
                                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                                         -------------    -------------
                                                                             1998            1998
                                                                             ----            ----
Net income (loss)                                                          $(551,613)      $(252,108)
Other comprehensive income (loss), net of tax:

         Net change in unrealized gain (loss) on securities
         available for sale                                                     (675)           (675)
                                                                           ---------       ---------

Total other comprehensive income (loss)                                         (675)           (675)
                                                                           ---------       ---------
Comprehensive income (loss)                                                $(552,288)      $(252,783)
                                                                           ---------       ---------

                       SOUTHEAST COMMERCE HOLDING COMPANY
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                              UNAUDITED
                                                                              ---------
NET CASH USED FOR OPERATING ACTIVITIES
         Net loss                                                            $  (551,613)
         Adjustment to reconcile net loss to net cash used
         by operating activities:
                  Net (accretion) amortization of investment securities           (1,077)
         Depreciation and amortization of premises and equipment                  21,890
         Provision for loan losses                                                45,000
         Loss on joint venture                                                    22,837
         Amortization of organization costs                                       84,926
         (Increase) decrease in other assets                                    (103,076)
         (Increase) decrease in accrued interest receivable                      (11,917)
         Increase (decrease) in accrued interest payable                           3,049
         Increase (decrease) in other liabilities                                160,848
                                                                             -----------
                  Net cash used by operating activities                         (329,133)
                                                                             -----------
Cash flows from investing activities:
         Purchase of investment securities, available for sale                (4,011,997)
         Loans originated, net of principal repayments                        (4,529,612)
         Purchases of premises and equipment                                    (780,337)
         Investment in joint venture                                            (250,000)
                                                                             -----------
                  Net cash used by investing activities                       (9,571,946)
                                                                             -----------
Cash flows from financing activities:
         Proceeds from loans                                                     272,000
         Repayment of loans                                                     (442,000)
         Sale of common stock                                                 14,692,794
         Costs associated with stock issuance                                   (956,129)
         Increase in deposits                                                  4,159,389
                                                                             -----------
                  Net cash provided from financing activities                 17,726,054
                                                                             -----------
Net increase in cash and cash equivalents                                      7,824,975
CASH AND CASH EQUIVALENTS, DECEMBER 31, 1997                                           0
                                                                             -----------
CASH AND CASH EQUIVALENTS, JUNE 30, 1998                                     $ 7,824,975
                                                                             ===========


   The accompanying notes are an integral part of these financial statements.

                       SOUTHEAST COMMERCE HOLDING COMPANY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes included in the Company's Registration Statement on Form SB-2.

         Southeast Commerce Holding Company (the "Company") was incorporated under the laws of the State of Georgia on August 22, 1997, for the purpose of becoming a bank holding company for a federal savings bank, Commerce Bank (the "Bank"). On April 21, 1998, the Company completed an initial public offering of its Common Stock. Each share of common stock was sold for $10.00 per share. Total proceeds at the close of the offering in July 1998 totaled $13,736,665, net of selling expenses. The Company injected $8.50 million into the Bank's capital accounts upon opening on August 17, 1998.

         Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         3. Available-for-sale securities: These are securities which are not classified as either held-to-maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of tax, as a component of accumulated other comprehensive income. Unrealized gains and losses are excluded from the income statement.

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

         Net Loss Per Share. Net loss per share was calculated using 1,469,279 as the weighted average number of shares outstanding for the period ended September 30, 1998. For the three-month and nine month periods ended September 30, 1998 net loss per share was ($0.17) and ($0.38), respectively.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

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

         Statement of Financial Accounting Standards No. 133. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         Historically, the Company has not entered into derivatives contacts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.


NOTE 4 - OTHER COMPREHENSIVE INCOME

         Other comprehensive income (loss) is compiled of the following:

                                                           Unrealized
                                                           Gains (Losses)
                                                           On Securities
                  Beginning balance - December 31, 1997          0
                  Current - period change                    $(675)
                                                             -----
                  Ending balance -  September 30, 1998       $(675)
                                                             -----



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

         The Company was organized on August 22, 1997. Since August 22, 1997 the Company's principal activities have related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of Thrift Supervision (the "OTS") for its application to charter its subsidiary bank, Commerce Bank (the "Bank"), and the pursuit of approvals from the Federal Deposit Insurance Corporation (the "FDIC") for its application for insurance of the deposits of the Bank. On May 21, 1998, the Company received preliminary approval from the OTS to charter the Bank, and the Bank opened for business on August 17, 1998.

         At September 30, 1998, the Company had total assets of $17,498,000, consisting of federal funds sold of $7,350,000, investments of $4,012,000, net loans of $4,485,000, property, at cost less accumulated depreciation of $808,000, cash of $475,000, and other assets totaling $368,000. The Company's liabilities at September 30, 1998, were $4,388,000, consisting of deposits of $4,159,000, and accrued expenses and other liabilities of $229,000. The Company's shareholders' equity of totaled $13,110,000 at September 30, 1998.

         The Company had a net loss of $552,000 for the nine months ended September 30, 1998. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. With respect to the Company, these activities included (without limitation) the preparation and filing of an application with the OTS to charter the Bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the Bank, responding to questions and providing additional information to the OTS and the FDIC in connection with the application process, preparation and filing of an application with the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance for approval as a bank holding company, and the selling of the Company's common stock in the offering. With respect to the Bank, these activities included (without limitation) completing all required steps for final approval from the OTS for the Bank to open for business, hiring qualified personnel to work in the various offices of the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening.

         From the Bank's opening date on August 17, 1998 through September 30, 1998, the Bank attracted $4.2 million in deposits, and made net loans of $4.5 million. Net interest income for the three-month period ending September 30, 1998 totalled $166,000, after a provision for loan losses of $45,000. Operating expenses of the Company totalled $395,000, including salaries and other compensation of $193,000, employee benefits expenses of $44,000, occupancy and equipment expenses of $50,000, professional and other outside services of $58,000, and other expenses of $50,000.

         On August 18, 1998, the Company also formed its first affilate company, Commerce Mortgage Company, LLC, which operates through an office in Gainesville, Georgia. The Company invested $250,000 for a 50% interest in the mortgage company. Commerce Mortgage Company's primary business is sub-prime mortgage lending. Commerce Mortgage Company originates, packages, and sells on a service-released basis, but it is not a portfolio lender. The sub-prime lending market focuses on the those homeowners that are looking to use the equity in their home for debt consolidation. Another area of business is the potential home buyer who may have less than the A1 credit that is required for the traditional conforming loans. For the three month period ended September 30, 1998, the

Company's share of the financial results of Commerce Mortgage was a loss of $(23,000).

YEAR 2000 READINESS

         Like many financial institutions, the Company and the Bank rely upon computers for their business operations and for information systems processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be wide spread computer malfunctions. The Company and the Bank generally rely on software and hardware developed by independent third parties to provide the information systems used by the Company and the Bank. Presently the Company is obtaining and assessing test results from these third parties to determine reliability and adequacy towards satisfying Year 2000 related requirements. Based on information currently available, management does not believe that the Company or the Bank will incur significant costs in connection with the year 2000 issue. Management at this time estimates that direct project costs should not exceed $20,000. However, Year 2000 costs are difficult to estimate, particularly since the Company relies largely on outside service providers for its computer hardware and software products, and total costs could exceed this amount substantially. Nevertheless, there can be no assurances that all hardware and software that either the Company or the Bank uses will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company or the Bank will incur to respond to any Year 2000 issues. Further, the business of many of the Bank's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Bank's customers in solving Year 2000 issues could negatively affect such customers' ability to repay any loans which the Bank may have extended. Therefore, even if the Company and the Bank do not incur significant direct costs in connection with responding to the year 2000 issue, there can be no assurance that the failure of delay of the Bank's customers or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Bank's business, financial condition and results of operation. The Bank is currently working to enhance Testing Methodology and Y2K Contingency Plan and all testing is expected to be completed by mid-1999. Various members of the senior management of the Bank are working on the Year 2000 issues.

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

         Not applicable.

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

         5.1.     Opinion Regarding Legality*

         10.1.    Letter of Employment dated November 18, 1997, between the
                  Company and Louis J. Douglass, III*

         10.2.    Line of Credit Agreement dated August 27, 1997, between The
                  Company and The Bankers Bank*

         10.3 Lease Agreement dated October 14, 1997, between the Company, as lessee, and Regent Paces Ferry Office I, Inc., as lessor*

         (a)      Exhibits.
         10.4     Form of Escrow Agreement among the Company, Banc Stock
                  Financial Services, Inc., and The Bankers Bank*

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

         23.1.    Consent of Independent Public Accountants*

         23.2. Consent of Nelson Mullins Riley & Scarborough, L.L.P. (appears in its opinion filed as Exhibit 5.1)*

         24.1.    Power of Attorney*

         27.1.    Financial Data Schedule (for electronic filing purposes)

         99.1     Press Release dated August 17, 1998 to announce Commerce
                  Mortgage Company, LLC. (incorporated by reference in the Company's Form 10QSB filed for period ended June 30, 1998)

----------
* Incorporated by reference in the Company's Registration Statement on Form SB-2, File No. 333-41545.

         (b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       SOUTHEAST COMMERCE HOLDING COMPANY



Date: November 13, 1998                 By: /s/  Richard A. Parlontieri
      ----------------------------          ------------------------------------
                                        Richard A. Parlontieri
                                        Chairman and Chief Executive Officer

                                  EXHIBIT INDEX

       EXHIBIT    DESCRIPTION
       -------    -----------
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

         23.1.    Consent of Independent Public Accountants*

         23.2. Consent of Nelson Mullins Riley & Scarborough, L.L.P. (appears in its opinion filed as Exhibit 5.1)*

         24.1.    Power of Attorney*

         27.1.    Financial Data Schedule (for electronic filing purposes)

         99.1     Press Release dated August 17, 1998 to announce Commerce
                  Mortgage Company, LLC. (incorporated by reference in the Company's Form 10QSB filed for period ended June 30, 1998)


----------
* Incorporated by reference in the Company's Registration Statement on Form SB-2, File No. 333-41545