Form 10KSB40
period 1998-12-31
SOUTHEAST COMMERCE HOLDING CO
filed 1999-04-08
CIK 1050725

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)

   X     Annual Report under Section 13 or 15(d) of the Securities Exchange
 ----    Act of 1934 For the fiscal year ended December 31, 1998

                                       OR

         Transition Report under Section 13 or 15(d) of the Securities Exchange
 ----    Act of 1934
                 For the transition period from _____ to _____


                         Commission file no. 333-41545

                       SOUTHEAST COMMERCE HOLDING COMPANY
               ---------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Georgia                                        58-2349097
        ----------------------                              -----------------
     (State or Other Jurisdiction                           (I.R.S. Employer
   of Incorporation or Organization)                       Identification No.)

             2410 Paces Ferry Road
               Atlanta, Georgia                                   30339
             ---------------------                             ----------
   (Address of Principal Executive Offices)                    (Zip Code)

                                 (770) 863-9229
                       -----------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days. Yes X   No
                                                                  ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1999, was $11,760,227. This calculation is based upon a value of $8.75 per share, which was the average bid and asked price of the common stock on the over-the-counter market on such date.

         There were 1,469,250 shares of the Company's common stock issued and outstanding as of the record date, March 29, 1999.

         Transitional Small Business Disclosure Format. (Check one): Yes   No X
                                                                        ---  ---
                      DOCUMENTS INCORPORATED BY REFERENCE
         Company's 1998 Annual Report and Proxy Statement for the 1999 Annual Shareholders Meeting.

===============================================================================

ITEM 1.    DESCRIPTION OF BUSINESS

       This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

GENERAL

       Southeast Commerce Holding Company (the "Company") was incorporated as a Georgia corporation on August 22, 1997 primarily to own and control all of the capital stock of Commerce Bank (the "Bank"). On July 10, 1998 the Company completed the initial public offering of its common stock at a price of $10.00 per share. The Company sold 1,469,250 shares for a total of $14,692,500 in the offering. The net proceeds to the Company after deducting the total offering expenses were $13,736,665.

       The Bank obtained a thrift charter from the Office of Thrift Supervision ("OTS") and commenced operations on August 17, 1998. The Bank engages in a commercial banking business from its main office located at 2410 Paces Ferry Road in the city of Atlanta, Georgia bordering Cobb County, Georgia. Deposits are insured by the FDIC. The Bank chose a thrift charter because this charter will allow the Bank to operate in all fifty states and to branch into any county in the state of Georgia. The thrift charter will also give the Company more flexibility to pursue strategic opportunities to grow its customer base and to create cross-selling opportunities to those same customers. The Company intends eventually to build a multi-site financial services institution that focuses its core business on community banking as it relates to real estate and other related areas of commerce. These businesses may include, but will not be limited to, a residential mortgage company, a wholesale mortgage company, a small loan finance company, and a property/ casualty insurance company. The Company has already invested in Commerce Mortgage Company, LLC, ("Commerce Mortgage") which is described further below.

       The Company intends to use state-of-the-art technology to offer electronic banking services and products and provide better service to its customers. The Bank's operating strategies will be based on its philosophy of Better People, Better Service, Better Banking(sm).

MARKETING FOCUS

       Most of the banks in the Cobb County area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of Georgia and the Cobb County area, the Company believes that there is a void in the community banking market in the Cobb County area and believe that the Bank can successfully fill this void. As a result, the Company generally will not attempt to compete for the banking relationships of large corporations, but will concentrate its efforts on small- to medium-sized businesses and on individuals. The Bank plans to advertise to emphasize the Company's local ownership, community bank nature, and ability to provide more personalized service than its competition. The Company believes that the area will react favorably to the Bank's emphasis on service to small businesses, individuals, and professional concerns. However, no assurances in this respect can be given.

       The Bank also intends to offer Internet banking and, in March 1999, appointed William W. Klenk to its newly created position of Director of Internet Banking Services. As a community bank, the Bank's operating strategy is to utilize state-of-the art technology and offer all of the traditional banking services in an efficient and convenient manner in order to be competitive in the markets it serves. The Bank intends to leverage the power of the Internet to develop closer ties with its customers and more cost-effectively reach new markets. In 1999 the Bank began developing its web site and expects to begin offering Internet banking services in the second quarter of 1999.

LOCATION AND SERVICE AREA

       While not restricted by law, the Bank expects initially to draw 75% of its non-Internet related business from Cobb County, Georgia, and the surrounding areas. Cobb County, which will be the Bank's primary service area, has been one of the fastest growing regions in Georgia over the last several years. The county's population has grown from 447,745 in 1990 to 538,832 in 1996, and per capita income in the county was $30,000 as of 1996 making it the second largest county in the state.

       Cobb County is located on the Northwest side of Atlanta in the state of Georgia. Cobb County has evolved from a bedroom community to a business and residential center in its own right. According to government statistics, Cobb County had an estimated population of 539,000 in 1998, with an annual growth rate of approximately 3%. Cobb County enjoys a diversified employment base. The larger employment sectors include retail trade, services, government and manufacturing. Cobb County has approximately 9,000 hotel rooms to accommodate conventions, trade shows, and business meetings, and over 13 million square feet of developed office space. College-educated residents comprise 33% of the population. Annual family income of approximately $46,000 is among the highest in the metropolitan Atlanta area. Local museums, arts center, a symphony, libraries and parks enable Cobb residents to enjoy arts and other cultural events without having to drive into Atlanta. Outdoors activities include lakes, 13 golf courses, public and private facilities for baseball, softball, soccer, and tennis, as well as amusement parks which attract metropolitan Atlanta residents, as well as out of town guests. The Cobb County area has experienced growth over the last ten years, and the Company expects that the area and industry will continue to grow.

DEPOSITS

       The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the Cobb County area. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts (IRAs). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

LENDING ACTIVITIES

       General. The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small-to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in the Bank's market area. The Bank will initially emphasize retail banking, home mortgages, real estate development, and consumer lending needs. The Bank will not be permitted to make non-real estate commercial purpose loans that exceed 20% of its assets or non-real estate consumer purpose loans that exceed 35% of its assets. Outside of the inherent risk of the credit worthiness of the Bank's borrowers, other risks associated with residential mortgage loans would be the inability to move foreclosed real estate in a down market or economy, shifts in the demographics of a given market from residential zonings to commercial, individual customers who have been displaced due to corporate downsizing/loss of income, and an overall economic downturn creating unemployment due to lack of product demand.

       Real Estate Loans. One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (home equity loans are excluded as they are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. The Bank will generally charge an origination fee. Management will attempt to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank typically requires personal guarantees of the principal owners of the collateral property, combined with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate.

       Commercial Loans. The Bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and in other cases principal will typically be due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of the Bank's borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Cobb County area. The well-established banks in the Cobb County area will make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's anticipated commercial loans will likely be made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

       Consumer Loans. The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically will carry balances of less than $25,000 and, in the case of non-revolving loans, will be amortized over a period not to exceed 48 months. Ninety-day term loans typically bear interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit will generally be the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit will typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of the Bank's borrowers, and the principal competitors for consumer loans will be the established banks in the Cobb County area.

       Loan Approval and Review. The Bank's loan approval policies will provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or the officers' loan committee. The Bank has established an officers' loan committee that has lending limits, and any loan in excess of this lending limit will be approved by the directors' loan committee. The Bank will not make any loans to any director, officer, or employee of the Bank unless the loan is approved by the board of directors of the Bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

       Lending Limits. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general the Bank is subject to a loan-to-one-borrower limit. Since the enactment of FIRREA in 1989, a savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Unless the Bank is able to sell participations in its loans to other financial institutions, the Bank will not be able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

       Other services the Bank provides or expects to provide include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a shared network of automated teller machines that may be used by Bank customers throughout Georgia and other regions. The Bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for the Bank.

       The Company also operates a sub-prime mortgage lending business through its affiliate Commerce Mortgage. The Company invested $250,000 for a 50% interest in the mortgage company. Commerce Mortgage, which operates from an office in Gainesville, Georgia, originates, packages, and sells sub-prime mortgages on a service-released basis, but it is not a portfolio lender. The sub-prime lending market focuses on those homeowners that are looking to use the equity in their home for debt consolidation. Another area of business is the potential home buyer who may have less than the A-1 credit that is required for the traditional conforming loans.

COMPETITION

       The banking business is highly competitive. The Bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Cobb County area and elsewhere. In 1996, there were more than 160 branches of financial institutions operating in Cobb County, holding over $4.5 billion in deposits. A number of these competitors are well established in the Cobb County area. Most of them have substantially greater resources and lending limits than the Bank and offer certain services, such as extensive and established branch networks and trust services, that the Bank either does not expect to provide or will not provide initially. As a result of these competitive factors, the Bank may have to pay higher rates of interest to attract deposits.

EMPLOYEES

       As of March 15, 1999, the Company had 17 full-time employees and no part-time employees. The Company does not have any employees other than its officers.


                           SUPERVISION AND REGULATION

       The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with FDICIA, which was enacted in 1991, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The banking industry is also likely to change significantly as a result of the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

THE COMPANY

       The Company is a registered holding company under both the Savings and Loan Holding Company Act (the "SLHCA") set forth in Section 10 of the Home Owners Loan Act ("HOLA") and the Financial Institutions Code of Georgia. The Company is regulated under such acts by the OTS and by the Department of Banking and Finance (the "DBF"), respectively. As a savings and loan holding company, the Company is required to file with the OTS an annual report and such additional information as the OTS may require pursuant to the SLHCA. The OTS will also conduct examinations of the Company and each of its subsidiaries.

       As a unitary savings and loan holding company owning only one savings institution, the Company will generally be allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided that the Bank continues to qualify as a "qualified thrift lender." See "--The Bank - Qualified Thrift Lender Requirements."

       The SLHCA and the Financial Institutions Code of Georgia will prohibit the Company from acquiring control of another savings association or another savings and loan holding company without prior approval from the OTS and the DBF, respectively. However, savings and loan holding companies are allowed to acquire or to retain as much as 5% of the voting shares of a savings institution or savings and loan holding company without regulatory approval.

       The OTS may not approve an acquisition that would result in the formation of certain types of interstate holding company networks. The OTS is precluded from approving an acquisition that would result in the formation of a multiple holding company controlling institutions in more than one state unless the acquiring company or one of its savings institution subsidiaries is authorized to acquire control of an institution or to operate an office in the additional state pursuant to a supervisory acquisition authorized under Section 13(k) of the Federal Deposit Insurance Act or unless the statutes of the state in which the institution to be acquired is located permits such an acquisition.

THE BANK

       General. The Bank operates as a federal savings bank incorporated under the laws of the United States and subject to examination by the OTS. The OTS regulates or monitors virtually all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The OTS requires the Bank to maintain certain capital ratios and will impose limitations on the Bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the OTS to prepare quarterly reports on the Bank's financial condition and to conduct an annual audit of its financial affairs in compliance with minimum standards and procedures prescribed by the OTS. OTS Regulations generally provide that federal savings banks must be examined no less frequently than every 18 months. The Bank also is subject to assessments by the OTS to cover the costs of such examinations.

       As a federally chartered savings institution, the Bank generally is not subject to those provisions of Georgia law governing state chartered financial institutions or to the jurisdiction of the DBF. However, the DBF interprets the Financial Institutions Code of Georgia to require the prior approval of the DBF for any acquisition of control of any savings institution (whether chartered by state or federal authority) located in Georgia. The DBF also interprets the Financial Institutions Code of Georgia to include savings and loan holding companies as "bank holding companies," thus giving the DBF the authority to make examinations of the Company and any subsidiaries and to require periodic and other reports. Existing DBF regulations do not restrict the business activities or investments of the Company or the Bank.

       State usury laws are applicable to federally insured institutions with regard to loans made within Georgia. Generally speaking, Georgia law does not establish ceilings on interest rates although certain specialized types of lending, in which the Bank engages, such as making loans of $3,000 or less, are subject to interest rate limitations.

       Subsidiary institutions of a savings and loan holding company, such as the Bank, are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the holding company or any of its subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services.

       Capital Requirements. OTS regulations require that federal savings banks maintain (i) "tangible capital" in an amount of not less than 1.5% of total assets, (ii) "core capital" in an amount not less than 3.0% of total assets, and (iii) a level of risk-based capital equal to 8% of risk-weighted assets. Under OTS regulations, the term "core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill) and certain investments in certain subsidiaries plus 90% of the fair market value of readily marketable purchased mortgage servicing rights and purchased credit card relationships (subject to certain conditions). "Tangible capital" generally is defined as core capital minus intangible assets and investments in certain subsidiaries, except purchased mortgage servicing rights.

       In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset) and (iii) the resulting amounts are added together and constitute total risk-weighted assets. "Total capital"- risk-based capital requirement equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4%.

       OTS regulations also include an interest-rate risk component in the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. The OTS risk-based capital standards also provide for concentration of credit risk, risk from nontraditional activities and actual performance, and expected risk of loss on multi-family mortgages.

       Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances. Additionally, the DBF requires that savings and loan holding companies, such as the Company, must maintain a 5% Tier 1 leverage ratio on a consolidated basis.

       Deposit Insurance. Deposits at the Bank are insured to a maximum of $100,000 for each insured depositor by the FDIC. The FDIC establishes rates for the payment of premiums by federally insured commercial banks and savings banks, or thrifts, for deposit insurance. A separate Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") are maintained for commercial banks and thrifts, respectively, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured depository institutions like the Bank have paid for deposit insurance under a risk-based premium system. Under this system, until mid-1995 depositor institutions paid to BIF or SAIF from $0.23 to $0.31 per $100 of insured deposits depending on its capital levels and risk profile, as determined by its primary federal regulator on a semi-annual basis. Once the BIF reached its legally mandated reserve ratio in mid-1995, the FDIC lowered premiums for well-capitalized banks, eventually to $.00 per $100, with a minimum semiannual assessment of $1,000. However, in 1996 Congress enacted the Deposit Insurance Funds Act of 1996, which eliminated this minimum assessment. It also separated the Financial Corporation (FICO) assessment to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Increases in deposit insurance premiums or changes in risk classification will increase the Bank's cost of funds, and there can be no assurance that such cost can be passed on the Bank's customers.

       As an insurer, the FDIC issues regulations, conducts examinations and generally supervises the operations of its insured institutions. Any insured institution which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. The FDIC has the authority to suspend or terminate insurance of deposits upon the finding that the institution has engaged in unsafe or unsound practices, is operating in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. If insurance of accounts is terminated by the FDIC, the deposits in the institution will continue to be insured by the FDIC for a period of two years following the date of termination. The FDIC requires an annual audit by independent accountants and also periodically makes its own examinations of insured institutions.

       In addition to deposit insurance premiums, savings institutions also must bear a portion of the administrative costs of the OTS through an assessment based on the level of total assets of each insured institution and which differentiates between troubled and nontroubled savings institutions. Additionally, the OTS assesses fees for the processing of various applications.

       Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which place limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

       The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

       Dividends. The Bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The Bank must also obtain approval from the OTS prior to the payment of any dividends to the Company. In addition, under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

       Branching. As a federal savings bank, there are no regulatory restrictions on the Bank's ability to branch within or without the state of Georgia.

       Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution's primary federal regulator (this is the OTS for the Bank) shall evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

       Liquidity. Under applicable federal regulations, savings associations are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of the savings association's net withdrawable deposits plus short-term borrowings. Under HOLA, this liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 5%. Savings institutions also are required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings.

       Equity Investments. The OTS has revised its risk-based capital regulation to modify the treatment of certain equity investments and to clarify the treatment of other equity investments. Equity investments that are permissible for both savings banks and national banks will no longer be deducted from savings associations' calculations of total capital over a five-year period. Instead, permissible equity investments will be placed in the 100% risk-weight category, mirroring the capital treatment prescribed for those investments when made by national banks under the regulations of the OCC. Equity investments held by savings associations that are not permissible for national banks must still be deducted from assets and total capital.

       Qualified Thrift Lender Requirement. A federal savings bank is deemed to be a "qualified thrift lender" ("QTL") as long as its "qualified thrift investments" equal or exceed 65% of its "portfolio assets" on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC, and (iii) shares of stock issued by any FHLB, the FHLMC or the FNMA. Qualified thrift investments also include certain other specified investments, subject to a percentage of portfolio assets limitation. For purposes of the QTL test, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

       OTS regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of QTL status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies. In order to exercise the powers granted to federally chartered savings associations and maintain full access to FHLB advances, the Bank must meet the definition of a QTL.

       Loans to One Borrower Limitations. HOLA generally requires savings associations to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. HOLA provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits. A savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; or (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided other conditions are satisfied.

       Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association's capital.

ELIMINATION OF FEDERAL SAVINGS ASSOCIATION CHARTER

       Legislation that would eliminate the federal savings association charter is under discussion. If such legislation is enacted, the Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Various legislative proposals also may result in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new Federal banking agency to replace the various such agencies which presently exist. The Bank is unable to predict whether such legislation will be enacted or, if enacted, what the effect of such legislation will be.

       Federal Home Loan Bank System. The FHLB System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility for member savings associations. The maximum amount that the FHLB of Atlanta will advance fluctuates from time to time in accordance with changes in policies of the Federal Home Finance Board and the FHLB of Atlanta, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHLB advances that a savings association may obtain will be restricted in the event the institution fails to constitute a QTL.

       Federal Reserve System. The Federal Reserve Board has adopted regulations that require savings associations to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts). These reserves may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the Bank's interest-earning assets.

       Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Federal Reserve Board regulations, however, require savings associations to exhaust all FHLB sources before borrowing from a Federal Reserve bank.

       Other Regulations. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. The Bank's loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves; the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

ENFORCEMENT POWERS

       FIRREA expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain "institution-affiliated parties" (primarily including management, employees, and agents of a financial institution, and independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs). These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to twenty years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, FIRREA expanded the appropriate banking agencies' power to issue cease-and-desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

RECENT LEGISLATIVE DEVELOPMENTS

       From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

EFFECT OF GOVERNMENTAL MONETARY POLICIES

       The earnings of the Bank will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.  DESCRIPTION OF PROPERTY

       The principal place of business of both the Company and the Bank and the main office of the Bank is located at 2410 Paces Ferry Road in Atlanta, Georgia. The Company leases the first floor of a six story office building located approximately .2 miles from Interstate 285. The banking facility is 5,000 square feet with a monthly lease cost of approximately $10,400. Furniture, fixtures, equipment, and leasehold improvements for the main office cost approximately $920,000. The Company's management believes that the facilities adequately serve the Bank's needs.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Since its public offering on August 6, 1998, the Company's common stock has been quoted on the OTC Bulletin Board under the symbol STCH. The Company's articles of incorporation authorize it to issue up to 10,000,000 shares of common stock, of which 1,469,250 shares, for a total of $14,692,500, were sold in the initial public offering and are outstanding as of March 29, 1999. The Company has 198 shareholders of record. To date, the Company has not paid cash dividends on its common stock. The Company currently intends to retain earnings to support operations and finance expansion and therefore does not anticipate paying cash dividends in the foreseeable future.

       The following table sets forth the high and low sales price information as quoted on the OTC Bulletin Board during the period indicated since the Company's common stock began trading publicly on August 6, 1998.


                                                           STOCK PRICE
                                                           -----------
                                                      HIGH             LOW
1998
Third Quarter                                         $12.375          $8.25
Fourth Quarter                                        $9.75            $7.75


       All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available therefor, when, as and if declared by the Board of Directors. The Company does not plan to declare any dividends in the immediate future. See "Item 1. Description of Business -- Dividends."

       (b) Pursuant to Commission Rule 463, the Company is obligated to report on the use of proceeds from its initial public offering. The information provided below is given as of December 31, 1998.

                  (1) The Company's registration statement on Form SB-2 (File No. 333-41545) was declared effective by the Commission on April 21, 1998.

                  (2)      The offering commenced on April 21, 1998.

                  (3) The offering did not terminate before any securities were sold.

                  (4)
                            (i) The offering terminated on July 23, 1998, before the sale of all securities that the Company had registered.

                            (ii) Banc Stock Financial Services, Inc. served as a sales agent for the offering. In addition, the Company's officers and directors sold shares in the offering, but did not receive any commissions for their efforts.

                            (iii)  Common stock was the only class of
                                   securities registered in the offering.

                            (iv)   1,500,000 shares ($15,000,000) of common
                                   stock was registered, of which 1,469,250 shares ($14,692,500) were sold.

                            (v) The Company incurred approximately $955,835 in expenses (including sales commissions) in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the Company's securities, or affiliates of the Company.

                            (vi)   The net proceeds to the Company after
                                   deducting the total expenses described above were $13,736,665.

                            (vii) Through December 31, 1998, $4,090,000 of the net proceeds of the offering were invested in cash, $8,500,000 was invested in the Company's bank subsidiary; $250,000 was invested in Commerce Mortgage; and $503,284 was used to pay organization costs. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the Company's securities, and affiliates of the Company, except for an aggregate of $272,549 paid as salaries to officers of the Company.

                            (viii) The use of proceeds described above does not
                                   represent a material change from the use of proceeds disclosed in the prospectus for the offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

       In response to this Item, the information contained on pages 4 through 16 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

       In response to this Item, the information contained on pages 17 through 38 of the Company's Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       In response to this Item, the information contained on pages 3 through 5 and page 10 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1999 is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

       In response to this Item, the information contained on page 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1999 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       In response to this Item, the information contained on page 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1999 is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In response to this Item, the information contained on page 10 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1999 is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)        The following documents are filed as part of this report:

3.1. Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-41545).

3.2.       Bylaws (incorporated by reference to Exhibit 3.2 of the Registration
           Statement on Form SB-2, File No. 333-41545).

4.1.       See Exhibits 3.1 and 3.2 for provisions in the Company's Articles of
           Incorporation and Bylaws defining the rights of holders of the Common
           Stock (incorporated by reference to Exhibit 4.1 of the Registration
           Statement on Form SB-2, File No. 333-41545).

4.2.       Form of Certificate of Common Stock (incorporated by reference to
           Exhibit 4.2 of the Registration Statement on Form SB-2, File No.
           333-41545).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 5.1 of the Registration Statement on Form SB-2, File No. 333-41545).

10.1.      Letter of Employment dated November 18, 1997, between the Company and
           Louis J. Douglass, III (incorporated by reference to Exhibit 10.1 of the
           Registration Statement on Form SB-2, File No. 333-41545).

10.2.      Line of Credit Agreement dated August 27, 1997, between The Company and
           The Bankers Bank (incorporated by reference to Exhibit 10.2 of the
           Registration Statement on Form SB-2, File No. 333-41545).

10.3. Lease Agreement dated October 14, 1997, between the Company, as lessee, and Regent Paces Ferry Office I, Inc., as lessor (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2,
           File No. 333-41545).

10.4       Escrow Agreement among the Company, Banc Stock Financial Services, Inc., and The Bankers Bank (incorporated by reference to Exhibit 3.2 of the
           Registration Statement on Form SB-2, File No. 333-41545)

10.5       Phoenix International Ltd., Inc. Software License Agreement
           (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form SB-2, File No. 333-41545).

10.6       Letter of Intent dated February 20, 1998 between the Company and Banc
           Stock Financial Services, Inc. (incorporated by reference to Exhibit
           10.6 of the Registration Statement on Form SB-2, File No. 333-41545).



10.7       Form of Underwriting Agreement among the Company and Banc Stock
           Financial Services, Inc. (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-41545).

13         The Company's 1998 Annual Report

21         Subsidiaries of the Company

27.1.      Financial Data Schedule. (for SEC use only).


---------------------
*          Denotes executive compensation contract or arrangement.

(b)        Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SOUTHEAST COMMERCE HOLDING COMPANY


Date:   March 29, 1999                By: /s/ Richard A. Parlontieri
       -----------------------            ------------------------------------
                                          Richard A. Parlontieri
                                          President and Chief Executive Officer

       KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Parlontieri, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                                            Title                       Date
---------                                            -----                       ----

/s/ Gary M. Bremer
-----------------------------
Gary M. Bremer                              Director                             March 29, 1999

/s/ Richard C. Carter
-----------------------------
Richard C. Carter                           Director                             March 29, 1999

/s/ Louis J. Douglass, III
-----------------------------
Louis J. Douglass, III                      Director                             March 29, 1999

/s/ Terry L. Ferrero
-----------------------------
Terry L. Ferrero                            Director                             March 29, 1999

/s/ Stephen  R. Gross
-----------------------------
Stephen R. Gross                            Director                             March 29, 1999

/s/ G. Webb Howell
-----------------------------
G. Webb Howell                              Director                             March 29, 1999



Signature                                            Title                       Date
---------                                            -----                       ----

/s/ Richard A. Parlontieri
-----------------------------
Richard A. Parlontieri                      President;                           March 29, 1999
                                            Chief Executive Officer
                                            of the Company;
                                            Principal Accounting
                                            and Financial Officer;
                                            Director

/s/ Frank E. Perisino
-----------------------------
Frank E. Perisino                           Director                             March 29, 1999


                               INDEX TO EXHIBITS

Exhibit
Number                     Description
-----                      -----------
3.1.              Articles of Incorporation  (incorporated by reference to
                  Exhibit 3.1 of the Registration Statement on  Form SB-2, File
                  No. 333-41545).

3.2. Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No. 333-41545).

4.1.              See Exhibits 3.1 and 3.2 for provisions in the Company's
                  Articles of Incorporation and Bylaws defining the rights of holders of the Common Stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File
                  No. 333-41545).


4.2. Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2,
                  File No. 333-41545).

5.1.              Opinion Regarding Legality (incorporated by reference to
                  Exhibit 5.1 of the Registration Statement on Form SB-2, File
                  No. 333-41545).

10.1.             Letter of Employment dated November 18, 1997, between the
                  Company and Louis J. Douglass, III (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2,
                  File No. 333-41545).

10.2.             Line of Credit Agreement dated August 27, 1997, between The
                  Company and The Bankers Bank (incorporated by reference to
                  Exhibit 10.2 of the Registration Statement on Form SB-2, File
                  No. 333-41545).

10.4. Lease Agreement dated October 14, 1997, between the Company, as lessee, and Regent Paces Ferry Office I, Inc., as lessor
                  (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-41545).

10.8              Escrow Agreement among the Company, Banc Stock Financial
                  Services, Inc., and The Bankers Bank (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form SB-2, File No.
                  333-41545)

10.9              Phoenix International Ltd., Inc. Software License Agreement
                  (incorporated by reference to Exhibit 10.5 of the Registration
                  Statement on Form SB-2, File No. 333-41545).

10.10 Letter of Intent dated February 20, 1998 between the Company and Banc Stock Financial Services, Inc. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form SB-2, File No.
                  333-41545).

10.11             Form of Underwriting Agreement among the Company and Banc
                  Stock Financial Services, Inc. (incorporated by reference to
                  Exhibit 10.7 of the Registration Statement on Form SB-2, File
                  No. 333-41545).



13                The Company's 1998 Annual Report

21                Subsidiaries of the Company

27.1.             Financial Data Schedule. (for SEC use only).

-----------------------------