Form 10QSB
period 1999-03-31
EBANK COM INC
filed 1999-05-17
CIK 1050725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 For the quarterly period ended March 31, 1999
                                                    --------------

         Transition report under Section 13 or 15(d) of the Exchange Act
---      For the transition period from                 to
                                        ---------------    ----------------

                          Commission File No. 333-41545

                                 ebank.com, Inc.
--------------------------------------------------------------------------------
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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   ---
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,469,250 shares of common stock, par value $.01 per share, were issued and outstanding as of May 6, 1999.

         Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                                        --    --

                                EBANK.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                         MARCH 31,         DECEMBER 31,
                                                                           1999               1998
                                                                        (UNAUDITED)         (AUDITED)
                                                                        ------------       ------------
Cash and due from banks                                                 $    442,644       $    603,677
Federal funds sold                                                         4,480,000          9,320,000
Investment securities available for sale                                   3,967,550          3,986,491
Other securities                                                              63,000             25,500
Loans, net of allowance for loan losses of $235,000, and $165,000,        18,859,361         10,240,557
respectively
Premises and equipment, net                                                  920,176            865,587
Accrued interest receivable                                                   79,978             49,740
Investment in joint venture                                                   80,998            162,091
Other assets                                                                 290,467            246,193
                                                                        ------------       ------------
         Total assets                                                   $ 29,184,174       $ 25,499,836
                                                                        ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits                                                           $ 16,774,770       $ 12,801,123
     Accrued interest payable                                                 43,696             26,552
     Other liabilities                                                        43,765             51,413
                                                                        ------------       ------------
         Total liabilities                                              $ 16,862,231       $ 12,879,088
                                                                        ------------       ------------

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 10,000,000 shares
     authorized, 1,469,250 shares issued and outstanding                $     14,693       $     14,693
     Surplus                                                              13,722,072         13,722,072
     Accumulated deficit                                                  (1,414,204)        (1,115,778)
     Accumulated other comprehensive income (loss)                              (618)              (239)
                                                                        ------------       ------------
         Total shareholders' equity                                       12,321,943         12,620,748
                                                                        ------------       ------------

         Total liabilities and shareholders' equity                     $ 29,184,174       $ 25,499,836
                                                                        ============       ============


    The accompanying notes are an integral part of these financial statements

                                 EBANK.COM, INC.
                         CONSOLIDATED STATEMENT OF LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                             FOR THE THREE      FOR THE THREE
                                                             MONTHS ENDED       MONTHS ENDED
                                                             MARCH 31, 1999     MARCH 31, 1998
                                                             --------------   ---------------------
                                                                             (Parent Company Only)

Interest income
         Loans, including fees                                   $ 351,116        $     --
         Investment securities:                                                         --
                  U.S. Government agencies and corporations         46,685              --
                  Other investments                                    487              --
         Federal funds sold                                         91,300              --
                                                                 ---------        --------
                  Total interest income                            489,588               0
                                                                 ---------        --------
Interest expense
         Interest bearing demand and money market                   60,816              --
         Savings                                                       108              --
         Time deposits of $100,000 or more                          50,521              --
         Other time deposits                                        62,145              --
                                                                 ---------        --------
                  Total interest expense                           173,590               0
                                                                 ---------        --------
Net interest income                                                315,998               0
                                                                                  --------
Provision for possible loan losses                                  70,000              --
                                                                 ---------        --------
Net interest income after provision
         for possible loan losses                                  245,998               0
                                                                  --------        --------
         Other income                                                1,725              --
         Loss on joint venture                                     (81,093)             --
                                                                 ---------        --------
                  Total other income                               (79,368)              0
                                                                 ---------        --------
Other expense
         Salaries and other compensation                           227,622          29,375
         Employee benefits                                          45,174              --
         Net occupancy and equipment expense                        96,188           4,494
         Professional and other outside services                    56,864              --
         Other expense                                              39,208           5,189
                                                                 ---------        --------
                  Total other expenses                             465,056          39,058
                                                                 ---------        --------
Loss before income tax benefit                                    (298,426)        (39,058)
Income tax benefit                                                      --              --
                                                                  --------        --------
Net loss                                                         $(298,426)       $(39,058)
                                                                 =========        ========
Basic and diluted loss per common share                          $   (0.20)            N/A

   The accompanying notes are an integral part of these financial statements.

                                 EBANK.COM, INC.
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                             March 31,
                                                                --------------------------------------
                                                                      1999               1998
                                                                ---------------   --------------------
                                                                                  (parent company only)
Net loss                                                        $     (298,426)   $            (39,058)
Other comprehensive loss, net of tax:
         Unrealized loss on securities available for sale                 (379)                      0
                                                                --------------    --------------------
Comprehensive loss                                              $     (298,805)   $            (39,058)
                                                                ==============    ====================


                                 EBANK.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                         For the Three Months ended
                                                                                                  March 31,
                                                                                         ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                        1999             1998
                                                                                         -----------       ---------
         Net loss                                                                        $  (298,426)      $ (39,058)
         Adjustment to reconcile net loss to net cash used by operating activities:
         Net (accretion) amortization of investment securities                               (46,548)             --
         Depreciation and amortization of premises and equipment                              34,626              --
         Provision for possible loan losses                                                   70,000              --
         Loss on joint venture                                                                81,093              --
         Increase in other assets                                                            (44,275)         (5,848)
         Increase in accrued interest receivable                                             (30,238)             --
         Increase  in accrued interest payable                                                17,145              --
         Decrease in other liabilities                                                        (7,649)         (9,986)
                                                                                         -----------       ---------
                  Net cash used by operating activities                                     (224,272)        (54,892)
                                                                                         -----------       ---------
Cash flows from investing activities:
         Purchase of investment securities available for sale and other investments       (4,972,390)             --
         Maturities of investment securities available for sale                            5,000,000              --
         Loans originated, net of principal repayments                                    (8,688,802)             --
         Purchases of premises and equipment                                                 (89,216)             --
                                                                                         -----------       ---------
                  Net cash used by investing activities                                   (8,750,408)              0
                                                                                         -----------       ---------
Cash flows from financing activities:
         Net increase in deposits                                                          3,973,647              --
         Proceeds from other borrowings                                                           --         102,000
                                                                                         -----------       ---------
                  Net cash provided from financing activities                              3,973,647         102,000
                                                                                         -----------       ---------
Net increase (decrease) in cash and cash equivalents                                      (5,001,033)         47,108
Cash and Cash Equivalents:
         Beginning of period                                                               9,923,677         (41,423)
                                                                                         -----------       ---------
         End of period                                                                   $ 4,922,644       $   5,685
                                                                                         ===========       =========

   The accompanying notes are an integral part of these financial statements.

                                 EBANK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

         Under the name Southeast Commerce Holding Company, the Company was incorporated under the laws of the State of Georgia on August 22, 1997, for the purpose of becoming a bank holding company for a federal savings bank, Commerce Bank (the "Bank"). On April 21, 1998, the Company commenced an initial public offering of its common stock at $10.00 per share. Total proceeds at the close of the offering in July 1998 totaled $13,736,665, net of selling expenses. The Company injected $8.50 million into the Bank's capital accounts upon opening on August 17, 1998. In the second quarter of 1999, the Company changed its name to ebank.com, Inc.

         Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - SHARES USED IN COMPUTING NET LOSS PER SHARE

Basic and diluted loss per share are based on 1,469,250 weighted average shares outstanding for the quarter ended March 31, 1999. There were 135,050 potential weighted common shares outstanding at March 31, 1999, related to common stock options. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

REPORTING COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Under SFAS 130, a company is required to show changes in assets and liabilities in a new comprehensive income statement or alternative presentation, as opposed to showing some of the items as transactions in shareholders' equity accounts. Since SFAS 130 solely relates to display and disclosure requirements, it had no effect on the Company's financial results.

SEGMENT REPORTING

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. The Company acts as an independent community financial services provider and offers traditional banking services to individual, commercial, and government customers. Because management of the Company views and operates the Bank as one versus multiple segments, no segmentation of bank operations between services, types of customers, and market areas is provided.

ACCOUNTING PRONOUNCEMENTS AFFECTING FUTURE PERIODS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 (SFAS 134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS 134 is effective for the first fiscal quarter after December 15, 1998, and amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities," which revises the accounting for retained securities and beneficial interests. The adoption of SFAS 134 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss is as follows:


                                                   Unrealized
                                                  Gains (Losses)
                                                  On Securities
                                                  --------------
      Beginning balance - January 1, 1999          $     (239)
      Current - period change, net of tax
      of $(252)                                          (379)
                                                   ----------
      Ending balance - March 31, 1999              $     (618)
                                                   ----------

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

         The Company was organized on August 22, 1997. The Company's initial activities related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Office of Thrift Supervision (the "OTS") for its application to charter its subsidiary bank, Commerce Bank, and the pursuit of approvals from the Federal Deposit Insurance Corporation (the "FDIC") for its application for insurance of the deposits of the Bank. On May 21, 1998, the Company received preliminary approval from the OTS to charter the Bank, and the Bank opened for business on August 17, 1998. Because the Bank was not in operations during the first quarter of 1998, comparative information for the first quarter of 1998 would not be meaningful and has been omitted from this discussion. A review of the Company's operating results should be made with an understanding of its short history.

Financial Condition

         Total consolidated assets increased by $3,684,338 to $29,184,174 during the three-month period ended March 31, 1999. The increase was generated primarily through an net increase in deposits of $3,973,647.

         At March 31, 1999, the Company had total assets of $29,184,174, consisting of federal funds sold of $4,480,000, investments of $4,030,550, net loans of $18,859,361, property, at cost less accumulated depreciation of $920,176, cash and cash equivalents of $442,644, and other assets totaling $451,443. The Company's liabilities at March 31, 1999, were $16,862,231, consisting of deposits of $16,774,770, and accrued expenses and other liabilities of $87,461. The Company's shareholders' equity of totaled $12,321,943 at March 31, 1999.

Results of Operations

         From the Bank's opening date on August 17, 1998 through March 31, 1999, the Bank attracted $16.8 million in deposits, and made net loans of $18.9 million. Net interest income for the three-month period ending March 31, 1999 totalled $245,998, after a provision for loan losses of $70,000. Operating expenses of the Company totalled $465,056, including salaries and other compensation of $227,622, employee benefits expenses of $45,174, occupancy and equipment expenses of $96,188, professional and other outside services of $56,864, and other expenses of $39,208. The Company had a net loss of $298,426 for the three months ended March 31, 1999.

         A major key to long-term earnings growth is the maintenance of a high-quality loan portfolio. The Bank's directive in this regard is carried out through its policies and procedures for extending credit to the Bank's customers. The goal and result of these policies and procedures is to provide a sound basis for new credit extensions and an early recognition of problem assets to allow the most flexibility in their timely disposition.

         Because principal banking operations commenced on August 17, 1998, management is not yet in a position to determine the composition of non-performing assets. Additions to the allowance for loan losses will be made periodically to maintain the allowance at an appropriate level based upon management's analysis of potential risk in the loan portfolio. The amount of the loan loss provision is determined by an evaluation of the level of loans outstanding, the level of non-performing loans, historical loan loss experience, delinquency trends, the amount of actual loan losses charged to the reserve in a given period, and assessment of present and anticipated economic conditions.

         At December 31, 1998, the allowance for loan losses amounted to $165,000. By March 31, 1999, the allowance had grown to $235,000. The allowance for loan losses, as a percentage of total gross loans, decreased from 1.59% to 1.23% during the three-month period ended March 31,1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. The Company had no non-performing loans at March 31, 1999 and had no charge-offs for the 3-month ending March 31, 1999.

  Net Interest Income

         Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following represents, in a tabular form, the main components of interest earning assets and interest bearing liabilities.

          Interest                                         Interest
   Earning Assets/Interest              Average             Income/            Yield/
     Bearing Liabilities                Balance              Cost               Cost
     -------------------              -----------          --------            ------
Federal funds sold                      7,825,556            91,300            4.73%
Securities                              4,005,755            47,172            4.78%
Loans                                  14,796,532           351,116            9.62%
                                      -----------          --------            ----

     Total                             26,627,843           489,588            7.46%
                                      ===========

Deposits                               16,901,231           173,590            4.17%
                                      ===========          --------

Net interest income                                         315,998
                                                           ========

Net yield on earning assets                                                    4.81%
                                                                               ====


Other Income

         Other income for the three-month period ended March 31, 1999 amounted to $1,725. On an annualized basis, this represents less than .01% of total assets. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

         The Company owns a 50% share in Commerce Mortgage Company, LLC. Commerce Mortgage recognized a loss of $81,093 for the three-month period ended March 31, 1999. Because the Company contributed 100% of the initial capital for Commerce Mortgage, the Company recognized 100% of the net loss, or $81,093, for the 3-month period ended March 31, 1999.

Other Expense

         Operating expenses for the three-month period ended March 31, 1999 amounted to $465,056. On an annualized basis, this represents 6.4% of total assets.

Liquidity and Sources of Capital

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 1999 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $4.9 million, representing 17% of total assets. Investment securities amounted to $4.0 million, representing 14% of total assets. These securities provide a secondary source of liquidity since they can be converted into cash in a timely manner. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 1999, total deposits increased from $12.8 million to $16.8 million, representing an increase of 31%. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are provided to meet customer withdrawals and loan demand.

         Management is committed to maintaining capital at a level sufficient to protect depositors and fully comply with all regulatory requirements. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the OTS, the Bank's primary regulator.

                                                          Bank                  Minimum
                                                        Capital                Regulatory
           Capital Ratios at March 31, 1999              Ratio                Requirement
           -----------------------------------------  ------------          ---------------
           Tier 1 capital                                     36.7%                     4.0%
           Tier 2 capital                                      1.1%                      --
                                                      ------------          ---------------
                Total risk-based capital ratio                37.8%                     8.0%
                                                      ============          ===============

           Leverage ratio                                     27.6%                     4.0%
                                                      ============          ===============

         Note that with respect to the leverage ratio, the OTS has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

Loan Portfolio

         Since loans typically provide higher interest yields than do other types of earning assets, the Company's intent is to channel a substantial percentage of its earning assets into the loans category. However, since the Bank only commenced operations in August 1998, that category has not yet grown to a percentage of total earning assets comparable to other banks that are well established. Average loans, on an annualized basis, were $14,796,532 for the 3-month period ended March 31, 1999. Total gross loans outstanding at March 31, 1999 were $19,094,361.

         The following table summarizes the composition of the loan portfolio at March 31, 1999:

                                                                                Percent
                                                                Amount          of total
                                                            --------------      ---------
 Commercial                                                 $    7,489,312          39.18%
 Real estate - individual                                        7,358,511          38.49%
 Real estate - commercial                                        3,272,135          17.12%
 Installment loans to individuals                                  996,686           5.21%
                                                            --------------      ---------
 Total loans                                                    19,116,644         100.00%
                                                                                =========
 Less:   Net deferred loan fees                                    (22,283)
         Allowance for loan loss                                  (235,000)
                                                            --------------
 Total net loans                                            $   18,859,361
                                                            ==============

The principal components of the Company's loan portfolio at March 31, 1999 were mortgage loans and commercial loans, which represented 94.79% of the portfolio. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. Management will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Other Matters

The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

Year 2000 Readiness

         Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts are concerned that on January 1, 2000, some computers may not be able to interpret the new year properly, causing computer malfunctions. As described in more detail below, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We do not anticipate that the Year 2000 issue will materially impact our business or operations. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment; and we also rely on a third party to process our data and account information. Because we just recently commenced operations, we had the ability to choose only those vendors which we believed are ready for the Year 2000, thereby relieving any additional costs associated with the conversion of older computer systems. Although we believe we have addressed the Year 2000 issue, we cannot be entirely sure that the Year 2000 will not have any adverse effect on the Company.

         We have prepared a comprehensive Year 2000 plan to monitor and ensure the Year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services, and other office equipment. We have budgeted for the execution of this plan, and the plan calls for us to have all systems in place and be fully Year 2000 compliant by June 30, 1999. The plan also calls for us to continue to monitor the situation through the end of the year and beyond. We are executing this plan under the supervision of our chief financial officer and vice president of operations, with oversight from our board of directors. Under the plan, we will investigate the Year 2000 readiness of each vendor, review Year 2000 testing completed by each vendor, test our own systems, if necessary and reasonable, and require comprehensive Year 2000 warranties from each vendor. Our investigation of each vendor will primarily consist of requesting and reviewing its Year 2000 test results.

         Phoenix International Ltd., Inc. (Phoenix) provides our mission critical computer software and data processing services. Phoenix is a well established company and provides computer systems and data processing services to many financial institutions throughout the world. Phoenix is currently in the process of testing its systems for Year 2000 issues and tested our database for Year 2000 compliance in April 1999. We have reviewed the methods and results of this testing and are satisfied that the tested systems are similar to ours and that the Phoenix system will function as intended on all critical Year 2000 related dates. The Phoenix system includes interfaces to other systems provided by other vendors, such as our ATM hardware. Phoenix is in the process of testing these interfaces and will provide the results of these tests to us as soon as they are complete. We expect to have all of these test results prior to June 30, 1999.

         Our Year 2000 plan extends to our other less critical vendors as well, including our vendors for ATM hardware, account origination software, telephone systems, and suppliers of office equipment, such as copy and fax machines. Under our plan, we are reviewing the test results, assurances and warranties of all of these vendors, and will be satisfied that all systems provided are Year 2000 compliant before the end of June 1999. Based on our review of our vendor's systems and Year 2000 testing results to date, we do not believe that any of them will have any significant Year 2000 problems. The OTS and the FDIC are also monitoring the Year 2000 readiness of the thrift industry.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended March 31, 1999.

ITEM 5.  OTHER INFORMATION.

         As the Company has previously reported on a Form 8-K, the Company announced on April 19, 1999 that it will launch its new Internet banking product and service line by the end of the second quarter of 1999. Along with traditional consumer banking services, the Company has developed a special line of Internet banking services specifically tailored to meet the needs of small business customers. The product offering will include, among other products, a business sweep account and a special small business retirement account. The Company plans to introduce a seamless financial services account for stocks, mutual funds, and insurance products in the third quarter of 1999. The Company stated that William W. Klenk, the Company's Director of Internet Banking Services, will be responsible for the development and management of the Company's Internet banking services and products.

         The Company also announced that it has acquired the Internet domain name, ebank.com, which is currently under construction and will be in service in the second quarter of 1999. In line with this new initiative, the Company changed its corporate name to ebank.com, Inc. effective April 20, 1999.

          As the Company has previously reported on a Form 8-K, the Company announced on May 3, 1999 that the trading symbol for its common stock has changed from "STCH" to "EBDC" effective May 3, 1999. The new corporate trading symbol reflects the change in the Company's name to ebank.com, Inc.

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

         10.4     Form of Escrow Agreement among the Company, Banc Stock Financial Services, Inc., and The
                  Bankers Bank*

         10.5     Phoenix International Ltd., Inc. Software License Agreement*

         10.6     Letter of Intent dated February 20, 1998 between the Company and Banc Stock Financial Services,
                  Inc.*

         10.7     Form of Underwriting Agreement among the Company and Banc Stock Financial Services, Inc.*

         27.1.    Financial Data Schedule (for electronic filing purposes)

         99.1(a)  Press Release dated August 17, 1998 to announce Commerce Mortgage Company, LLC (incorporated by reference in the Company's Form 10QSB filed for the period ended June 30, 1998)

         99.1(b)  Press Release dated April 23, 1999 to announce the Company's name change to ebank.com, Inc.
                  (incorporated by reference in the Company's Form 8-K filed with the SEC on April 23, 1999)

         99.2     Press Release dated May 3, 1999 to announce the Company's new stock trading symbol (incorporated by reference in the Company's Form 8-K filed with the SEC on May 5, 1999)

------------------------
* Incorporated by reference in the Company's Registration Statement on Form SB-2, File No. 333-41545.

         (b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  ebank.com, Inc.


Date:  May 14, 1999                  By:      /s/ Richard A. Parlontieri
       --------------                     --------------------------------------
                                     Richard A. Parlontieri
                                     Chairman and Chief Executive Officer



                                     By:      /s/ Mark D. Little
                                          --------------------------------------
                                     Mark D. Little
                                     Chief Financial Officer

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

         10.4     Form of Escrow Agreement among the Company, Banc Stock Financial Services, Inc., and The Bankers
                  Bank*

         10.5     Phoenix International Ltd., Inc. Software License Agreement*

         10.6     Letter of Intent dated February 20, 1998 between the Company and Banc Stock Financial Services,
                  Inc.*

         10.7     Form of Underwriting Agreement among the Company and Banc Stock Financial Services, Inc.*

         27.1.    Financial Data Schedule (for electronic filing purposes)

         99.1(a)  Press Release dated August 17, 1998 to announce Commerce Mortgage Company, LLC (incorporated by reference in the Company's Form 10QSB filed for the period ended June 30, 1998)

         99.1(b)  Press Release dated April 23, 1999 to announce the Company's name change to ebank.com, Inc.
                  (incorporated by reference in the Company's Form 8-K filed with the SEC on April 23, 1999)

         99.2     Press Release dated May 3, 1999 to announce the Company's new stock trading symbol (incorporated by reference in the Company's Form 8-K filed with the SEC on May 5, 1999)

------------------------
* Incorporated by reference in the Company's Registration Statement on Form SB-2, File No. 333-41545