Form 10QSB
period 1999-06-30
EBANK COM INC
filed 1999-08-16
CIK 1050725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999
                                                    -------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _____________ to ____________

                         Commission File No. 333-41545

                                ebank.com, Inc.
-------------------------------------------------------------------------------
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


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,469,250 shares of common stock, par value $.01 per share, were issued and outstanding as of August 9, 1999.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                EBANK.COM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                          JUNE 30,
                                                                            1999          DECEMBER 31, 1998
                                                                        (UNAUDITED)           (AUDITED)
                                                                        ------------      -----------------

Cash and due from banks                                                 $  1,011,842        $    603,677
Federal funds sold                                                         8,520,000           9,320,000
Investment securities available for sale                                   3,982,210           3,986,491
Other securities                                                              63,000              25,500
Loans, net of allowance for loan losses of $293,000, and                  27,811,663          10,240,557
$165,000,respectively
Premises and equipment, net                                                  996,223             865,587
Accrued interest receivable                                                  122,582              49,740
Investment in joint venture                                                   12,534             162,091
Other assets                                                                 489,198             246,193
                                                                        ------------        ------------
         Total assets                                                   $ 43,009,252        $ 25,499,836
                                                                        ============        ============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                $ 31,013,410        $ 12,801,123
Accrued interest payable                                                      55,718              26,552
Other liabilities                                                             36,263              51,413
                                                                        ------------        ------------
         Total liabilities                                              $ 31,105,391        $ 12,879,088
                                                                        ------------        ------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized,
     1,469,250 shares issued and outstanding                            $     14,693        $     14,693
Surplus                                                                   13,722,072          13,722,072
Accumulated deficit                                                       (1,828,530)         (1,115,778)
Accumulated other comprehensive income (loss)                                 (4,374)               (239)
                                                                        ------------        ------------
         Total shareholders' equity                                       11,903,861          12,620,748
                                                                        ------------        ------------

         Total liabilities and shareholders' equity                     $ 43,009,252        $ 25,499,836
                                                                        ============        ============

  The accompanying notes are an integral part of these financial statements

                                EBANK.COM, INC.
                         CONSOLIDATED STATEMENT OF LOSS
                  FOR THE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                           FOR THE THREE  FOR THE THREE       FOR THE SIX     FOR THE SIX
                                                            MONTHS ENDED  MONTHS ENDED        MONTHS ENDED    MONTHS ENDED
                                                           JUNE 30, 1999  JUNE 30, 1998       JUNE 30, 1999   JUNE 30, 1998
                                                           -------------  -------------       -------------   -------------
                                                                         (Parent Company                         (Parent
                                                                               Only)                           Company Only)
Interest income
         Loans, including fees ........................   $    612,058    $         --       $    963,174    $         --
         Investment securities:
             U.S. Government agencies and
             corporations .............................         47,164              --             93,849              --
         Other investments ............................          1,363              --              1,850              --
         Federal funds sold ...........................         95,147          41,741            186,447          41,741
                                                          ------------    ------------       ------------    ------------
         Total interest income ........................        755,732          41,741          1,245,320          41,741
                                                          ------------    ------------       ------------    ------------
Interest expense
         Interest bearing demand and money market .....        178,594              --            239,410              --
         Savings ......................................            130              --                238              --
         Time deposits of $100,000 or more ............         57,594              --            108,115              --
         Other time deposits ..........................         74,103              --            136,248              --
         Other borrowings .............................             36           6,224                 36          12,113
                                                          ------------    ------------       ------------    ------------
         Total interest expense .......................        310,457           6,224            484,047          12,113
                                                          ------------    ------------       ------------    ------------
Net interest income ...................................        445,275          35,517            761,273          29,628
                                                                          ------------                       ------------
Provision for possible loan losses ....................         58,000              --            128,000              --
                                                          ------------    ------------       ------------    ------------
Net interest income after provision
         for possible loan losses .....................        387,275          35,517            633,273               0
                                                          ------------    ------------       ------------    ------------
         Other income .................................          7,214              --              8,939              --
         Loss on joint venture ........................        (68,464)             --           (149,557)             --
                                                          ------------    ------------       ------------    ------------
         Total other income ...........................        (61,250)             --           (140,618)             --
                                                          ------------    ------------       ------------    ------------
Other expense
         Salaries and other compensation ..............        282,609          62,987            510,231         125,337
         Employee benefits ............................         59,356           7,411            104,530          18,057
         Net occupancy and equipment expense ..........        121,205           2,428            217,393           7,986
         Professional and other outside services ......        213,761          60,570            270,625          72,338
         Other expense ................................         63,420          97,412            102,628         105,515
                                                          ------------    ------------       ------------    ------------
         Total other expenses .........................        740,351         230,808          1,205,407         329,233
                                                          ------------    ------------       ------------    ------------
Loss before income tax benefit ........................       (414,326)       (195,291)          (712,752)       (299,605)
Income tax benefit ....................................             --              --                 --              --
                                                          ------------    ------------       ------------    ------------
         Net loss .....................................   $   (414,326)   $   (195,291)      $   (712,752)   $   (299,605)
                                                          ============    ============       ============    ============
Basic and diluted loss per common share ...............   $       (.28)   $       (.15)      $      (0.49)   $       (.24)

   The accompanying notes are an integral part of these financial statements.

                                EBANK.COM, INC.
                  CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                  FOR THE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                     Three months ended June 30,        Six months ended June 30,
                                                    ----------------------------       ---------------------------
                                                          1999             1998          1999            1998
                                                          ----             ----          ----            ----
Net loss                                            $    (414,326)      $ (195,291)    $ (712,752)     $ (299,605)
                                                    -------------       ----------     ----------      ----------
Other comprehensive loss, net of tax:
       Unrealized loss on securities
             available for sale                            (3,756)               0          (4,135)             0
                                                    -------------       ----------     ----------      ----------
Comprehensive loss                                  $    (418,082)      $ (195,291)    $ (716,887)     $ (299,605)
                                                    -------------       ----------     ----------      ----------

                                EBANK.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)


                                                                                        For the six months ended
                                                                                                  June 30,
                                                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                        1999            1998
                                                                                            ----            ----
         Net loss                                                                        $ (712,752)   $   (299,605)
         Adjustment to reconcile net loss to net cash (used by) provided by operating activities:
         Net accretion of investment securities                                             (91,092)             --
         Depreciation and amortization of premises and equipment                             78,984              --
         Provision for possible loan losses                                                 128,000              --
         Loss on joint venture                                                              149,557              --
         Amortization of organizational costs                                                    --          84,926
         Increase in other assets                                                          (243,005)          5,595
         Increase in accrued interest receivable                                            (72,842)             --
         Increase  in accrued interest payable                                               29,166              --
         (Decrease) Increase in other liabilities                                           (15,150)        290,792
                                                                                       ------------    ------------
                  Net cash (used by) provided by operating activities                      (749,134)         81,708
                                                                                       ------------    ------------
Cash flows from investing activities:
         Purchase of investment securities available for sale and other
         investments                                                                     (8,946,262)             --
         Maturities of investment securities available for sale                           9,000,000              --
         Loans originated, net of principal repayments                                  (17,699,106)             --
         Purchases of premises and equipment                                               (209,620)       (169,640)
                                                                                       ------------    ------------
                  Net cash used by investing activities                                 (17,854,988)       (169,640)
                                                                                       ------------    ------------
Cash flows from financing activities:                                                                            --
             Proceeds from loans                                                                            272,000
             Repayment of loans                                                                            (442,000)
         Net proceeds from sale of common stock                                                          11,898,212
         Net increase in deposits                                                        18,212,287              --
                                                                                       ------------    ------------
                  Net cash provided from financing activities                            18,212,287      11,728,212
                                                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents                                       (391,835)     11,640,280
Cash and Cash Equivalents:
         Beginning of period                                                              9,923,677               0
                                                                                       ------------    ------------
         End of period                                                                 $  9,531,842    $ 11,640,280
                                                                                       ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                                EBANK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

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


NOTE 2 - SHARES USED IN COMPUTING NET LOSS PER SHARE

Basic and diluted loss per share are based on 1,469,250 weighted average shares outstanding for the quarter ended June 30, 1999. There were 183,575 potential weighted common shares outstanding at June 30, 1999, related to common stock options. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

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

ACCOUNTING PRONOUNCEMENT AFFECTING FUTURE PERIODS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 2000. Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss is as follows:

                                                                            Unrealized
                                                                            Gains (Losses)
                                                                            On Securities
                                                                            -------------
                        Beginning balance - March 31, 1999                   $  (618)
                        Current - period change $6,260, net of tax
                        of $(2,504)                                           (3,756)
                                                                             -------
                        Ending balance -  June 30, 1999                      $(4,374)
                                                                             -------

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These statements appear in a number of places in this report and include all statements that are not statements of historical fact regarding our intent, belief, or expectations. These forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, our brief operating history and historically low trading volume, our ability to manage rapid growth and changing operations, including implementation of our new Internet strategy, the reliability of technologies that we use, our ability to develop successful Internet products and respond to technological advances and evolving industry standards and practices, general economic conditions, competition, interest rate sensitivity, and exposure to regulatory and legislative changes. Additional risks are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors"
section in our Registration Statement on Form SB-2 (Registration Number 333-41545) as filed with and declared effective by the Securities and Exchange Commission.

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

         Initially, we operated Commerce Bank as a traditional community bank, emphasizing personalized service and the banking needs of individuals and small- to medium-sized businesses. From the outset, however, we intended to enhance our delivery of these services through the use of state-of-the-art technology. Shortly after we opened the bank, we began developing plans to offer Internet banking services, and we received regulatory approval to offer these services in December 1998. In April 1999, we hired William W. Klenk as our vice president of Internet banking services and announced our plans to launch our new Internet banking services by the end of the second quarter of 1999.

         We also acquired the Internet domain name ebank.com and changed our corporate name to ebank.com, Inc. effective April 20, 1999. We launched our Internet banking services on June 30, 1999. During the first half of 1999, we also began to develop a new business strategy, which continues our focus on small businesses but incorporates our Internet operations and a limited number of loan production offices, or ebank.com centers. Under the terms of our charter, we cannot make any material change in the bank's business plan without the prior approval of the OTS. We are currently seeking regulatory approval from the OTS for our revised strategy. Although we expect to receive approval for our revised plan, there is always a risk that we may not. Further, we have received a notice from the OTS stating that it believes we have already commenced business activities that are material changes from our original business plan and that it has determined that it is appropriate to assess a civil money penalty against the bank. The OTS has informed us that this assessment will not have a bearing on its review of our revised business plan, except that the penalty must be paid before the OTS will approve any changes to our current business plan. The OTS has asked us to submit information to it relating to the appropriate amount of the penalty to be assessed, and we are currently in discussions with the OTS regarding this matter. We expect to resolve these issues with the OTS, as well as to receive approval of a revised business plan.

         As described below, we have grown rapidly since we opened in August 1998. We also expect to grow even more rapidly now since we commenced our Internet operations on June 30, 1999. However, the following discussion only reflects our growth through June 30, 1999, before implementation of our Internet strategy. In addition, because we did not commence operations until August 17, 1998, comparative information for the second quarter of 1998 would not be meaningful and we have omitted it from the following discussion. The following discussion should be read with these points in mind. The following discussion should also be read in conjunction with our financial statements and the other financial data included in this Form 10-QSB.

Financial Condition

         Total consolidated assets increased by $17,509,416 to $43,009,252 during the six-month period ended June 30, 1999. The increase was generated primarily through a net increase in deposits of $18,212,287.

         At June 30, 1999, the Company had total assets of $43,009,252, consisting of federal funds sold of $8,520,000, investments of $4,045,210, net loans of $27,811,663, property, at cost less accumulated depreciation, of $996,223, cash and cash equivalents of $1,011,842, and other assets totaling $624,314. The Company's liabilities at June 30, 1999, were $31,105,391, consisting of deposits of $31,103,410 and accrued expenses and other liabilities of $91,981. The Company's shareholders' equity of totaled $11,903,861 at June 30, 1999.

Results of Operations

         From the Bank's opening date on August 17, 1998 through June 30, 1999, the Bank has attracted $31 million in deposits and made net loans of $27.8 million. Net interest income for the three-month period ending June 30, 1999 totaled $387,275, after a provision for loan losses of $58,000, compared to net interest income of $245,998 after a provision for loan losses of $70,000 for the three-month period ending March 31, 1999. This increase in net interest income in the 2nd quarter over the 1st quarter is primarily due to an increase in earning assets, including increased loans and federal funds sold of $9.0 million and $4.0 million respectively.

         Operating expenses for the three-month period ending June 30, 1999 totaled $740,351, including salaries and other compensation of $282,609, employee benefits expenses of $59,356, occupancy and equipment expenses of $121,205, professional and other outside services of $213,761, and other expenses of $63,420. Operating expense for the three-month period ending March 31, 1999 totaled $465,056. The significant increases in operating expenses in the three-month period ending June 30, 1999 over the prior quarter include additional staffing to support the continued growth of the Company, as well as professional expenses to promote the Company's services.

         The Company had a net loss of $414,326 for the three-month period ending June 30, 1999, compared to a net loss of $298,426 for the three-month period ending March 31, 1999 .

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

         At December 31, 1998, the allowance for loan losses amounted to $165,000. By June 30, 1999, the allowance had grown to $293,000. The allowance for loan losses, as a percentage of total gross loans, decreased from 1.23% to 1.04% during the three-month period ended June 30,1999. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required. The Company had no non-performing loans at June 30, 1999 and had no charge-offs for the three-month period ending June 30, 1999.

Net Interest Income

         Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following represents, in a tabular form, the main components of interest earning assets and interest bearing liabilities for the three months ended June 30, 1999.


      Interest                                              Interest
   Earning Assets/                       Average             Income/                  Yield/
 Bearing Liabilities                     Balance              Cost                     Cost
 -------------------                   -----------         -----------                ------

Federal funds sold                     $ 7,935,275         $    95,147                4.86%
Investment securities                    4,047,069              48,527                4.86%
Loans                                   25,265,150             612,058                9.82%
                                       -----------         -----------                ----

     Total                             $37,247,494         $   755,732                8.23%
                                       ===========         ===========                ====

Deposits                               $26,933,139         $   310,457                4.67%
                                       -----------         -----------                ----

Net interest income                                        $   445,275                3.56%
                                                           -----------                ----

Net yield on earning assets                                                           4.79%
                                                                                      ----

Other Income

         Other income for the three-month period ended June 30, 1999 amounted to $7,214. On an annualized basis, this represents less than .07% of total assets. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

         We entered into a joint venture in August 1998 to form Commerce Mortgage Company, LLC. We established Commerce Mortgage to serve as a mortgage originator focusing on the subprime market. We contributed $250,000 capital to Commerce Mortgage for a 50% ownership interest, and the other 50% interest was held by the mortgage company's management team. Due to start-up costs and a reduced demand for this mortgage product in the fourth quarter of 1998, Commerce Mortgage suffered a loss of approximately $88,000 in 1998. In early 1999, we changed management of the mortgage company, replacing three of the four original employees and revamping the mortgage company to offer products such as our prime asset home account. We also restructured the ownership of the mortgage company so that we now have a majority interest in the company. Commerce Mortgage recognized a loss of $68,464 for the three-month period ended June 30, 1999. Because the Company contributed 100% of the initial capital for Commerce Mortgage, the Company recognized 100% of the net loss, or $68,464, for the three-month period ended June 30, 1999.

Other Expense

         Operating expenses for the three-month period ended June 30, 1999 amounted to $740,351. On an annualized basis, this represents 7.0% of total assets.

Liquidity and Sources of Capital

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 1999 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $9.5 million, representing 22% of total assets. Investment securities amounted to $4.0 million, representing 9% of total assets. These securities are pledged for deposits payable to governmental authorities. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended June 30, 1999, total deposits increased from $16.8 million to $31.0 million, representing an increase of 85%. The Company closely monitors and attempts to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan demand.

         The Company and the Bank maintain adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the OTS, the Bank's primary regulator.

                                                       Bank          Company          Minimum
                                                     Capital         Capital         Regulatory
           Capital Ratios at June 30, 1999            Ratio           Ratio         Requirement
           -------------------------------           -------         -------        -----------
           Tier 1 capital                              24.5%           38.4%           4.0%
           Tier 2 capital                               0.9%            0.9%
                                                       ----            ----
             Total risk-based capital ratio            25.4%           39.3%           8.0%
                                                       ====            ====            ===

           Leverage ratio                              18.9%           27.4%           4.0%
                                                       ====            ====            ===

         The OTS has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

Liquidity And Rate Sensitivity

         Asset/liability management is the process by which the Company monitors and controls the mix and maturities of its assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.

         The Company measures interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

The table below shows the interest rate sensitivity of the Company's assets and liabilities as of June 30, 1999:

                                                            After three
                                                  Within     but within   After one
                                                  three        twelve     but within   After five
                                                  months       months     five years      years       Total
                                                 --------   -----------   ----------   ----------    --------

                                                                    (Dollars in Thousands)
Interest-earning assets:
  Federal funds sold                             $  8,520     $     --     $     --     $     --     $  8,520
  Investment securities                             3,982           --           --           63        4,045
  Loans                                            12,262        2,672        9,387        3,784       28,105
                                                 --------     --------     --------     --------     --------
Total earning assets                             $ 24,764     $  2,672     $  9,387     $  3,784     $ 40,670
                                                 ========     ========     ========     ========     ========

Interest-bearing liabilities:
  Money market, savings and NOW                  $ 18,627     $     --     $     --     $     --     $ 18,627
  Time deposits                                     2,194        7,632          283           --       10,109
                                                 --------     --------     --------     --------     --------
Total interest-bearing liabilities               $ 20,821     $  7,632     $    283     $     --     $ 28,736
                                                 ========     ========     ========     ========     ========

Interest-sensitivity gap                         $  3,936     $ (4,960)    $  9,104     $  3,847     $ 11,927

Cumulative interest-sensitivity gap              $  3,936     $ (1,024)    $  8,080     $ 11,927     $ 11,927

Ratio of interest-sensitivity gap to
  total earning assets                               9.68%      (12.20)%      22.38%        9.46%

Ratio of cumulative
  interest-sensitivity gap to total
  earning assets                                     9.68%       (2.52)%      19.87%       29.33%       29.33%

         As evidenced by the table above, the Company is cumulatively slightly liability-sensitive at one year. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Loan Portfolio

         Since loans typically provide higher interest yields than do other types of earning assets, the Company's intent is to channel a substantial percentage of its earning assets into the loans category. Average loans, on an annualized basis, were $25,265,150 for the three-month period ended June 30, 1999. Total gross loans outstanding at June 30, 1999 were $28,104,663.

         The following table summarizes the composition of the loan portfolio at June 30, 1999:

                                                                                    Percent
                                                                Amount              of total
                                                            -------------          -----------

Commercial                                                 $  7,011,278              24.94%
Real estate - individual                                      4,582,142              16.30%
Real estate - commercial                                     14,405,532              51.24%
Installment loans to individuals                              2,113,040               7.52%
                                                              ---------             ------
Total loans                                                  28,111,992             100.00%
                                                                                    ======
Less:   Net deferred loan fees                                   (7,329)
        Allowance for loan loss                                (293,000)
                                                           ------------
Total net loans                                            $ 27,811,663
                                                           ============

The principal components of the Company's loan portfolio at June 30, 1999 were mortgage loans and commercial loans, which represented 92.48% of the portfolio. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. The Company will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Other Matters

         In recent years, Congress has considered legislation that would eliminate the federal savings association charter. If this legislation is enacted, Commerce Bank may be required to convert its federal savings bank charter either to a national bank charter or to a state depository institution charter, and ebank.com, Inc. would become a bank holding company subject to regulation by the Federal Reserve Board and the Georgia Department of Banking and Finance.

         Various legislative proposals may also result in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new federal banking agency to replace the various agencies which presently exist. We cannot predict whether this legislation will be enacted or what the effect of this legislation might be.

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect ebank.com, Inc. or Commerce Bank.

         Other than as described in this Form 10-QSB, the Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

Year 2000 Readiness

         Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts are concerned that on January 1, 2000, some computers may not be able to interpret the new year properly, causing computer malfunctions. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the Office of Thrift Supervision has issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and to process our data and account information. Because we commenced operations only last year, we had the ability to choose vendors which we believed to be ready for the Year 2000 and do not anticipate that the Year 2000 issue will materially affect our business or operations. Our technology and processing vendors work with many other financial institutions, all of whom, like us, are required by their bank regulators to be Year 2000 compliant. Because our systems are substantially similar to those used in many other banks, we believe that the scrutiny imposed by our regulators and the banking industry in general have significantly reduced the Year 2000 related risks we might otherwise have faced. Nonetheless, there is a risk that the Year 2000 issues could negatively affect our business.

         We have prepared a comprehensive Year 2000 plan to monitor the Year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services, and other office equipment. The plan calls for us to have all systems in place, be fully Year 2000 compliant, and develop contingency plans by June 30, 1999. We have incurred approximately $15,000 in expenses year-to-date to implement our Year 2000 plan. We expect to spend an additional $55,000 over the remainder of 1999 to complete the implementation of the plan. The plan also calls for us to continue to monitor the situation through the end of the year and beyond. We are executing this plan under the supervision of our chief financial officer and vice president of operations, with oversight from our board of directors. Under the plan, we will investigate the Year 2000 readiness of each vendor, review Year 2000 testing completed by each vendor, test our own systems, if necessary and reasonable, and seek comprehensive Year 2000 warranties from each of our primary vendors. Our investigation of each vendor will primarily consist of requesting and reviewing its Year 2000 test results.

         Phoenix International Ltd., Inc. provides our mission critical computer software and data processing systems. Phoenix is a well-established company and provides computer systems and data processing services to over 100 financial institutions throughout the world. Phoenix has tested its systems and its interfaces to our other systems for Year 2000 issues and tested our database for Year 2000 compliance. We have reviewed the methods and results of this testing and are satisfied that the Phoenix system will function as intended on all critical Year 2000 related dates.

         Our Year 2000 plan extends to our other less critical vendors as well, including our vendors for ATM hardware, account origination software, telephone systems, and suppliers of office equipment, such as copy and fax machines. Under our plan, we reviewed the test results, assurances, and warranties of all of these vendors, and we believe that all these systems are Year 2000 compliant. Based on our review of our vendor's systems and Year 2000 testing results to date, we do not believe that any of them will have any significant Year 2000 problems.

         Our agreements with each of our vendors, including Phoenix, include contractual assurances and warranties regarding Year 2000 compliance. Some of these warranties are limited by disclaimers of liability which specifically exclude special, incidental, indirect, and consequential damages. These limitations could limit our ability to obtain recourse against a vendor who is not Year 2000 compliant by excluding damages for things such as lost profits and customer lawsuits.

         We have also evaluated our worst case scenario and developed contingency plans in case Year 2000 issues do arise. In the worst case, our systems would be down for a period of time and we would be required to complete all transactions and keep all records manually. We will have all required forms and procedures in place for manual processing, and feel we can do this for at least a week without serious disruption of our business. We do not believe we will encounter any issues that cannot be resolved within this period. Any affected systems which cannot be fixed will be replaced with alternatives, although this is unlikely to be necessary. Based on the information currently available, we do not believe that we have significant Year 2000 exposure and believe that we will be able to continue to operate the business if one or more of our vendors experience unanticipated Year 2000 problems.

         Our customers may also have Year 2000 issues. These issues could disrupt certain businesses with high Year 2000 risk and affect their deposit balances and their ability to repay their loans. We are reviewing our customers' exposure and assess Year 2000 readiness through Year 2000 surveys. For those customers with high credit risk and high potential exposure, we may require more substantial proof of Year 2000 compliance. Although these surveys will be helpful, it would be very difficult for us to accurately assess the Year 2000 readiness of any particular borrower or depositor. Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due to deposit withdrawals by customers concerned about Year 2000 issues. To address this possible demand, we plan to have a higher percentage of our investment portfolio in readily accessible funds during this time frame.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We have recently received a notice from Huntington Bancshares Incorporated asserting that it has superior trademark rights in the name "ebank." In 1996, Huntington Bancshares Incorporated obtained a federal trademark registration for the term "E-BANK." Based on our review of materials Huntington sent us describing its use of the term "E-BANK," we believe that Huntington's use of the term is limited to a description of a system platform which Huntington at one time offered on a wholesale basis to other banks. We do not believe that Huntington has used the term in connection with offering financial services to the public. Consequently, we do not believe that our ownership rights in the service mark "ebank" and our use of the mark to provide financial services on the Internet and elsewhere infringe upon Huntington's federal trademark. In order to clarify the situation, on June 30, 1999 we filed an action in the United States District Court for the Northern District of Georgia, asking for a declaratory judgment that we have the right to use "ebank.com" as a trademark for Internet banking services despite Huntington's registration. Although we intend to vigorously defend our rights to the name "ebank.com," we cannot predict the outcome of this litigation.

         There are no other material legal proceedings to which we or any of our properties are subject.

ITEM 2.  CHANGES IN SECURITIES.

         (a)      Not applicable.

         (b)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Several matters were voted upon at the Annual Meeting of Shareholders held on May 3, 1999.

         1. The Company's Bylaws provide that the Board of Directors shall be divided into three classes with each class to be nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The current Class I directors are Terry L. Ferrero and G. Webb Howell. (Donnie Russell, previously a Class I director, resigned from the Board in April 1999 due to time constraints with his other business interests.) The current Class II directors are

                  Gary M. Bremer, Richard C.Carter, and Louis J. Douglass, III. The current Class III directors are Frank E. Perisino, Richard A. Parlontieri, and Stephen R. Gross. The current terms of the Class I directors expired at the Annual Meeting. In addition, the term of Stephen R.Gross, a Class III director, expired at the Annual Meeting because he was appointed by the Board of Directors in September 1998 to serve until the 1999 Annual Shareholders Meeting. Each of the two current Class I was nominated for reelection and stood for election at the Annual Meeting on May 3, 1999 for a three year term. Mr. Gross was nominated for reelection and stood for election as a Class III director at the Annual Meeting on May 3, 1999 for a two year term. The number of votes for the election of the directors was as follows: For Mr. Ferrero - 1,287,750; for Mr. Howell - 1,287,750; for Mr. Gross -
                  1,287,750; withhold authority for Mr. Ferrero - 5,500; withhold authority for Mr. Howell - 5,500; withhold authority for Mr. Gross - 5,500. The terms of the Class II directors will expire at the 2000 Annual Meeting of Shareholders, and the terms of the Class III directors will expire at the 2001 Annual Meeting of Shareholders.

         2. The shareholders of the Company approved the Company's 1998 Stock Option Plan. The Plan provides that stock options may be granted with respect to an aggregate of no more than 220,000 shares, subject to adjustment upon changes in capitalization. The number of votes for the approval of the Plan was 456,376. The number of votes against the Plan was 45,625, and 12,400 abstained from voting.

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

         (b)      Reports on Form 8-K.

         There were two reports on Form 8-K filed by the Company during the quarter ended June 30, 1999, referenced in exhibits 99.1(b) and 99.2.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ebank.com, Inc.


Date:   August 12, 1999                              By:   /s/ Richard A. Parlontieri
       ----------------------------------                 -------------------------------------
                                                     Richard A. Parlontieri
                                                     Chairman and Chief Executive Officer



                                                     By:   /s/ Mark D. Little
                                                          -------------------------------------
                                                     Mark D. Little
                                                     Chief Financial Officer