Form 10QSB
period 1999-09-30
EBANK COM INC
filed 1999-11-15
CIK 1050725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 1999
                                                    ------------------

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from                 to
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

         1,469,250 shares of common stock, par value $.01 per share, were issued and outstanding as of November 1, 1999.

         Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [X]

                                 EBANK.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       SEPTEMBER 30,             DECEMBER 31,
                                                                           1999                     1998
                                                                       (UNAUDITED)                (AUDITED)
                                                                       -----------                ---------
Cash and due from banks                                                $  1,479,268             $    603,677
Federal funds sold                                                        2,780,000                9,320,000
Investment securities available for sale                                  7,446,377                3,986,491
Other securities                                                             63,000                   25,500
Loans, net of allowance for loan losses of $411,000, and
$165,000, respectively                                                   40,816,912               10,240,557
Premises and equipment, net                                               1,256,063                  865,587
Accrued interest receivable                                                 195,958                   49,740
Investment in joint venture                                                      --                  162,091
Other assets                                                                586,294                  246,193
                                                                       ------------             ------------
        Total assets                                                   $ 54,623,872             $ 25,499,836
                                                                       ============             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                               $ 43,374,441             $ 12,801,123
Accrued interest payable                                                     69,685                   26,552
Other liabilities                                                           102,988                   51,413
                                                                       ------------             ------------
        Total liabilities                                              $ 43,547,114             $ 12,879,088
                                                                       ------------             ------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized,
  1,469,250 shares issued and outstanding                              $     14,693             $     14,693
Surplus                                                                  13,722,072               13,722,072
Accumulated deficit                                                      (2,650,777)              (1,115,778)
Accumulated other comprehensive income (loss)                                (9,230)                    (239)
                                                                       ------------             ------------
        Total shareholders' equity                                       11,076,758               12,620,748
                                                                       ------------             ------------

        Total liabilities and shareholders' equity                     $ 54,623,872             $ 25,499,836
                                                                       ============             ============


              The accompanying notes are an integral part of these
                              financial statements

                                 EBANK.COM, INC.
                         CONSOLIDATED STATEMENTS OF LOSS
                FOR THE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                           FOR THE THREE     FOR THE THREE      FOR THE NINE        FOR THE NINE
                                                            MONTHS ENDED      MONTHS ENDED      MONTHS ENDED        MONTHS ENDED
                                                           SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,
                                                           -------------      -------------     -------------       -------------
                                                                1999              1998               1999               1998
                                                                ----              ----               ----               ----
Interest income
         Loans, including fees .....................        $   838,288         $  38,958         $ 1,796,173         $  38,958
         Investment securities:
             U.S. Government agencies and
             corporations ..........................             98,986             1,077             192,835             1,077
         Other investments .........................              1,800               162               3,650               162
         Federal funds sold ........................             74,682           176,821             261,129           218,562
                                                            -----------         ---------         -----------         ---------
         Total interest income .....................          1,013,756           217,018           2,253,787           258,759
                                                            -----------         ---------         -----------         ---------
Interest expense
         Interest bearing demand and money market ..            286,216             2,791             525,626             2,791
         Savings ...................................                177                 1                 415                 1
         Time deposits of $100,000 or more .........             71,419             1,758             179,534             1,758
         Other time deposits .......................             91,177             1,825             227,425             1,825
         Other borrowings ..........................              2,023                --              10,777            12,113
                                                            -----------         ---------         -----------         ---------
         Total interest expense ....................            451,012             6,375             943,777            18,488
                                                            -----------         ---------         -----------         ---------
Net interest income ................................            562,744           210,643           1,310,010           240,271
Provision for possible loan losses .................             98,000            45,000             246,000            45,000
                                                            -----------         ---------         -----------         ---------
Net interest income after provision
         for possible loan losses ..................            464,744           165,643           1,064,010           195,271
                                                            -----------         ---------         -----------         ---------
         Other income ..............................             37,922                --             194,938                --
                                                            -----------         ---------         -----------         ---------
         Total other income ........................             37,922                --             194,938                --
                                                            -----------         ---------         -----------         ---------
Other expense
         Salaries and other compensation ...........            399,705           193,086           1,030,166           318,423
         Employee benefits .........................            108,638            43,672             256,742            61,729
         Net occupancy and equipment expense .......            162,727            50,491             417,315            58,477
         Professional and other outside services ...            382,962            57,980             680,598           130,318
         Other expense .............................            270,881            49,685             409,126           155,100
                                                            -----------         ---------         -----------         ---------
         Total other expenses ......................          1,324,913           394,914           2,793,947           724,047
                                                            -----------         ---------         -----------         ---------
Loss before income tax benefit .....................           (822,247)         (252,108)         (1,534,999)         (551,613)
Income tax benefit .................................                 --                --                  --                --
                                                            -----------         ---------         -----------         ---------
         Net loss ..................................        $  (822,247)        $(252,108)        $(1,534,999)        $(551,613)
                                                            ===========         =========         ===========         =========
Basic and diluted loss per common share ............        $      (.56)        $    (.17)        $     (1.04)        $    (.38)


              The accompanying notes are an integral part of these
                             financial statements.

                                 EBANK.COM, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                FOR THE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                 Three months ended               Nine months ended
                                                 ------------------               -----------------
                                                     September 30,                   September 30,
                                                     -------------                   -------------
                                                 1999             1998            1999            1998
                                                 ----             ----            ----            ----
Net loss                                    $   (822,247)    $   (252,108)   $  (1,534,999)    (551,613)
                                            ------------     ------------    -------------   ----------
Other comprehensive loss, net of tax:
       Unrealized loss on securities
             Available for sale                   (4,855)            (675)          (8,992)        (675)
                                            ------------     ------------    -------------   ----------
Comprehensive loss                          $   (827,102)    $   (252,783)   $  (1,543,991)  $ (552,288)
                                            ------------     ------------    -------------   ----------


              The accompanying notes are an integral part of these
                             financial statements.

                                 EBANK.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                    For the nine months ended
                                                                                          September 30,
                                                                                 ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 1999                 1998
                                                                                 ------------         ------------
      Net loss                                                                   $ (1,534,999)        $   (551,613)
      Adjustment to reconcile net loss to net cash used
      by operating activities:
      Net accretion of investment securities                                         (202,901)              (1,077)
      Depreciation and amortization of premises and equipment                         163,496               21,890
      Provision for possible loan losses                                              246,000               45,000
      Loss on joint venture                                                           162,091               22,837
      Amortization of organizational costs                                                 --               84,926
      Increase in other assets                                                       (340,101)            (103,076)
      Increase in accrued interest receivable                                        (146,218)             (11,917)
      Increase in accrued interest payable                                             43,134                3,049
      Increase in other liabilities                                                    51,574              160,848
                                                                                 ------------         ------------
              Net cash used by operating activities                                (1,557,924)            (329,133)
                                                                                 ------------         ------------
Cash flows from investing activities:
      Purchase of investment securities available for sale and other
      investments                                                                 (22,303,476)          (4,011,997)
      Maturities of investment securities available for sale                       19,000,000                   --
      Loans originated, net of principal repayments                               (30,822,355)          (4,529,612)
      Purchases of premises and equipment                                            (553,972)            (780,337)
      Investment in joint venture                                                          --             (250,000)
                                                                                 ------------         ------------
              Net cash used by investing activities                               (34,679,803)          (9,571,946)
                                                                                 ------------         ------------
Cash flows from financing activities:
      Proceeds from loans                                                                  --              272,000
      Repayment of loans                                                                   --             (442,000)
      Proceeds from sale of common stock                                                   --           14,692,794
      Costs associated with stock issuance                                                 --              956,129)
      Net increase in deposits                                                     30,573,318            4,159,389
                                                                                 ------------         ------------
              Net cash provided from financing activities                          30,573,318           17,726,054
                                                                                 ------------         ------------
Net increase (decrease) in cash and cash equivalents                               (5,664,409)           7,824,975
Cash and Cash Equivalents:
      Beginning of period                                                           9,923,677                    0
                                                                                 ------------         ------------
      End of period                                                              $  4,259,268         $  7,824,975
                                                                                 ------------         ------------

              The accompanying notes are an integral part of these
                             financial statements.

                                 EBANK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the Company's consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

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

         Basis of Presentation and Reclassification. The consolidated financial statements include the accounts of the Company, the Bank, and Commerce Mortgage Company, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year's presentation.


NOTE 2 - SHARES USED IN COMPUTING NET LOSS PER SHARE

Basic and diluted loss per share are based on 1,469,250 weighted average shares outstanding for the quarter ended September 30, 1999. There were 193,725 potential weighted common shares outstanding at September 30, 1999, related to common stock options. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

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


NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss is as follows:

                                                                         Unrealized
                                                                       Gains (Losses)
                                                                       On Securities
                                                                       -------------
                   Beginning balance - June 30, 1999                   $      (4,375)
                   Current - period change $8,092, net of tax
                   of $(3,237)                                                (4,855)
                                                                       -------------
                   Ending balance -  September 30, 1999                $      (9,230)
                                                                       -------------

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These statements appear in a number of places in this report and include all statements that are not statements of historical fact regarding our intent, belief, or expectations. These forward-looking statements are not guarantees of future performance and actual results may differ materially from those projected in the forward-looking statements. Potential risks and uncertainties include, but are not limited to, our brief operating history and historically low trading volume, our ability to manage rapid growth and changing operations, including in connection with our new Internet strategy, the reliability of technologies that we use, our ability to develop successful Internet products and respond to technological advances and evolving industry standards and practices, our ability to create brand awareness and implement strategic business affiliations, the risk that other companies may succeed in claiming trademark rights in the name "ebank.com" greater than ours and that we may be required to pay damages relating to our use of the name, general economic conditions, competition, interest rate sensitivity, and exposure to regulatory and legislative changes. Additional risks are discussed in detail in this and our other filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement on Form SB-2 (Registration Number 333-41545) as filed with and declared effective by the Securities and Exchange Commission.

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

         Initially, we operated Commerce Bank as a traditional community bank, emphasizing personalized service and the banking needs of individuals and small- to medium-sized businesses. From the outset, however, we intended to enhance our delivery of these services through the use of state-of-the-art technology. Shortly after we opened the bank, we began developing plans to offer Internet banking services, and we received regulatory approval to offer these services in December 1998. In March 1999, we hired William W. Klenk as our vice president of Internet banking services and announced our plans to launch our new Internet banking services by the end of the second quarter of 1999.

                  We also acquired the Internet domain name ebank.com and changed our corporate name to ebank.com, Inc. effective April 20, 1999. We launched our Internet banking services on June 30, 1999. During the first half of 1999, we also began to develop a new business strategy, which continues our focus on small businesses but incorporates our Internet operations and a limited number of loan production offices, or ebank.com centers. Under the terms of our charter, we cannot make any material change in the bank's business plan without the prior approval of the OTS. Although we submitted a draft of our new business plan for OTS review in June 1999, the OTS concluded that the steps we took to develop our new strategy prior to this date, including discussions of our new strategy with the press, constituted material changes from our original business plan. As a result, the OTS assessed a civil money penalty of $100,000 against us. The OTS also informed us that it would not approve our revised business plan until we either paid the penalty or otherwise resolved the issue. We recognized the importance of resolving this issue quickly, and therefore, while we neither admitted nor denied the OTS's claims, we consented to the issuance of the civil money penalty and paid this penalty in September 1999. On October 26, 1999, we received approval of our new business plan, subject to compliance with certain conditions imposed by the OTS. We are now beginning the process of implementing our new business strategy.

         During the first three years of operation, we must also notify the OTS prior to commencing any new activities at the holding company, and we may not commence these activities until we receive notice from the OTS that it does not object. We are in the process of developing a consolidated business plan for the Company, including activities of the holding company. The approval process takes time. Although we expect to receive approval for our revised plan for the holding company, there is always a risk that we may not receive this approval.

         As described below, we have grown rapidly since we opened in August 1998. We also expect to grow even more rapidly now since we commenced our Internet operations on June 30, 1999. However, the following discussion only reflects our growth through September 30, 1999, before the full implementation of our Internet strategy. In addition, because we did not commence operations until August 17, 1998, comparative information for the third quarter of 1998 would not be meaningful and we have omitted it from the following discussion. The following discussion should be read with these points in mind. The following discussion should also be read in conjunction with our financial statements and the other financial data included in this Form 10-QSB.

Financial Condition

         Total consolidated assets increased by $29,124,036 to $54,623,872 during the nine-month period ended September 30, 1999. The increase was generated primarily through a net increase in deposits of $30,573,318.

         At September 30, 1999, the Company's assets consisted primarily of federal funds sold of $2,780,000, investments of $7,509,377, net loans of $40,816,912, property, at cost less accumulated depreciation, of $1,256,063, cash and cash equivalents of $1,479,268, and other assets totaling $782,252. The Company's liabilities at September 30, 1999, were $43,547,114, consisting of deposits of $43,374,441 and accrued expenses and other liabilities of $172,673. The Company's shareholders' equity of totaled $11,076,758 at September 30, 1999.

Results of Operations

         From the Bank's opening date on August 17, 1998 through June 30, 1999, the Bank has attracted $43.4 million in deposits and made net loans of $40.8 million. Net interest income for the three-month period ending September 30, 1999 totaled $464,744, after a provision for loan losses of $98,000, compared to net interest income of $387,275 after a provision for loan losses of $58,000 for the three-month period ending June 30, 1999. This increase in net interest income in the 3rd quarter over the 2nd quarter is primarily due to an increase in earning assets, including increased average loans and investment securities of $9.2 million and $3.9 million respectively.

         Operating expenses for the three-month period ending September 30, 1999 totaled $1,324,913, including salaries and other compensation of $399,705, employee benefits expenses of $108,638, occupancy and equipment expenses of $162,727, professional and other outside services of $382,962, and other expenses of $270,881. Operating expense for the three-month period ending June 30, 1999 totaled $740,351. The significant increases in operating expenses in the three-month period ending September 30, 1999 over the prior quarter include additional staffing and occupancy expenses to support the continued growth of the Company, professional expenses to promote the Company's services, and the civil money penalty imposed by the OTS, which the Company recognized in the quarter ending September 30, 1999.

         The Company had a net loss of $822,247 for the three-month period ending September 30, 1999, compared to a net loss of $414,326 for the three-month period ending June 30, 1999.

         During the third quarter of 1999, the Company achieved a majority ownership interest in Commerce Mortgage Company, LLC. As a result, the Company recognized in the third quarter a loss of $87,925 which represented the LLC's other partners' portion of the 1998 loss. The balance sheet at September 30, 1999 and the income statement for the three-month and nine-month periods ending September 30,1999 include the results of Commerce Mortgage Company, LLC.

         There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. To address these risks, we have developed policies and procedures to evaluate the overall quality of our credit portfolio and the timely identification of potential problem loans. We maintain an allowance for possible loan losses which we establish through charges in the form of a provision for loan losses. We charge loan losses and credit recoveries directly to this allowance.

         We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. To maintain the allowance at an adequate level, we periodically make additions to the allowance by charging an expense to the provision for loan losses on our statement of operations. We currently evaluate the allowance for loan losses on an overall portfolio basis, but we intend to begin allocating the allowance to loan categories once the loan portfolio becomes large and diversified enough to support such an allocation system. We consider a number of factors in determining the level of this allowance, including our total amount of outstanding loans, our amount of past due loans, our historic loan loss experience, general economic conditions, and our assessment of potential losses. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

         At December 31, 1998, the allowance for loan losses amounted to $165,000. By September 30, 1999, the allowance had grown to $411,000. The allowance for loan losses, as a percentage of total gross loans, decreased from 1.04% to 1.00% during the three-month period ended September 30, 1999. We had one non-performing loan totalling $92,672 at September 30, 1999 and had no charge-offs for the three-month period ending September 30, 1999.

  Net Interest Income

         Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following represents, in a tabular form, the main components of interest earning assets and interest-bearing liabilities for the three months ended September 30, 1999.

          Interest                                      Interest
       Earning Assets/             Average               Income/         Yield/
     Bearing Liabilities           Balance                Cost            Cost
     -------------------           -------                ----            ----
Federal funds sold                $ 6,399,130              74,682          4.63%
Investment securities               7,921,240             100,786          5.05%
Loans                              34,499,823             838,288          9.64%
                                  -----------           ---------        -------

     Total                        $48,820,193           1,013,756          8.24%
                                  ===========           =========        =======

Deposits                          $38,422,264             451,012          4.66%
                                  -----------           ---------        -------

Net interest income                                       562,744          3.58%
                                                        ---------        -------

Net yield on earning assets                                                4.57%
                                                                          ------
Other Income

         Other income for the three-month period ended September 30, 1999 totaled $37,922, including $32,641 in mortgage loan origination fee income and $5,281 in deposit service charges. On an annualized basis, this represents less than .28% of total assets. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

Other Expenses

         Operating expenses for the three-month period ended September 30, 1999 amounted to $1,324,913. On an annualized basis, this represents 9.0% of total assets.

Liquidity and Sources of Capital

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 1999 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $4.3 million, representing 8% of total assets. Investment securities available for sale amounted to $7.4 million, representing 13.6% of total assets. These securities are pledged for deposits payable to governmental authorities. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended September 30, 1999, total deposits increased from $31.0 million to $43.4 million, representing an increase of 40%. The Company closely monitors and attempts to maintain appropriate levels of interest earning assets and interest bearing liabilities so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan demand.

         The Company and the Bank maintain adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the OTS, the Bank's primary regulator.

                                                         Bank       Company      Minimum
                                                       Capital      Capital    Regulatory
           Capital Ratios at September 30, 1999         Ratio        Ratio     Requirement
           ------------------------------------         -----        -----     -----------
           Tier 1 capital                                 16.1%       23.8%         4.0%
           Tier 2 capital                                  0.8%        0.8%
                                                       -------      ------
             Total risk-based capital ratio               16.9%       24.6%         8.0%
                                                       =======      ======       ======

           Leverage ratio                                 13.7%       19.9%         4.0%
                                                       =======      ======       ======

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

The table below shows the interest rate sensitivity of the Company's assets and liabilities as of September 30, 1999:

                                                         After three
                                          Within          but within        After one
                                           three            twelve          but within    After five
                                           months           months          five years       Years        Total
                                         ----------      -----------        ----------    ----------    ----------
                                                                    (Dollars in Thousands)
 Interest-earning assets:
   Federal funds sold                    $    2,780      $       --         $        --   $       --    $     2,780
   Investment securities                      7,446              --                  --           63          7,509
   Loans                                     18,515           4,169              12,505        6,039         41,228
                                         ----------      ----------         -----------  -----------    -----------
 Total earning assets                    $   28,741      $    4,169         $    12,505   $    6,102    $    51,517
                                         ==========      ==========         ===========   ==========    ===========

 Interest-bearing liabilities:
   Money market, savings and NOW         $   24,054      $       --         $        --   $       --    $    24,054
   Time deposits                              5,000           9,626                 435           --         15,061
                                         ----------      ----------         -----------  -----------    -----------
 Total interest-bearing liabilities      $   29,054      $    9,626         $       435   $       --    $    39,115
                                         ==========      ==========         ===========   ==========    ===========

 Interest-sensitivity gap                $     (313)     $   (5,457)        $    12,070   $    6,102    $    12,402

 Cumulative interest-sensitivity gap     $     (313)     $   (5,770)        $     6,300   $   12,402    $    12,402

 Ratio of interest-sensitivity gap to
   total earning assets                       (0.61)%        (10.59)%             23.43%       11.84%

 Ratio of cumulative
   interest-sensitivity gap to total
   earning assets                             (0.61)%        (11.20)%             12.23%       24.07%

         As evidenced by the table above, the Company is cumulatively liability-sensitive at one year. However, the Company's gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Loan Portfolio

         Since loans typically provide higher interest yields than do other types of earning assets, the Company's intent is to channel a substantial percentage of its earning assets into the loans category. Average loans, on an annualized basis, were $34,499,823 for the three-month period ended September 30, 1999. Total gross loans outstanding at September 30, 1999 were $41,227,912.

         The following table summarizes the composition of the loan portfolio at September 30, 1999:

                                                                 Percent
                                                 Amount         of total
                                              ------------      --------
 Commercial                                   $  5,219,975       12.64%
 Real estate - individual                        5,450,380       13.20%
 Real estate - commercial                       28,470,023       68.92%
 Installment loans to individuals                2,164,390        5.24%
                                              ------------      ------
 Total loans                                    41,304,768      100.00%
 Less: Net deferred loan fees                      (76,856)     ======
       Allowance for loan loss                    (411,000)
                                              ============
 Total net loans                              $ 40,816,912
                                              ============

         The principal components of the Company's loan portfolio at September 30, 1999 were mortgage loans and commercial loans, which represented 94.76% of the portfolio. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. The Company will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Other Matters

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act contains a number of provisions specifically applicable to federal thrifts. For example, the Act repeals the Savings Association Insurance Fund special reserve; modernizes the Federal Home Loan Bank System; provides regulatory relief for community banks with satisfactory or outstanding Community Reinvestment Act ratings in the form of less frequent compliance examinations; and creates privacy provisions that address consumer needs without disrupting necessary information sharing between community banks and their financial services partners.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The prohibition applies to a company that becomes a unitary thrift holding company pursuant to an application filed with the OTS after May 4, 1999. However, a grandfathered unitary thrift holding company, such as our Company, retains its authority to engage in nonfinancial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

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

         We have prepared a comprehensive Year 2000 plan to monitor the Year 2000 compliance of our third party vendors of computer and telecommunication systems, data processing services, and other office equipment. The plan calls for us to have all systems in place, be fully Year 2000 compliant, and develop contingency plans by June 30, 1999. We believe we are in compliance with our plan. We have incurred approximately $20,000 in expenses year-to-date to implement our Year 2000 plan. We expect to spend an additional $10,000, for primarily non-technology expenditures, over the remainder of 1999 to complete the implementation of the plan. The plan also calls for us to continue to monitor the situation through the end of the year and beyond. We are executing this plan under the supervision of our chief financial officer and vice president of operations, with oversight from our board of directors.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In late May 1999, we received a notice from Huntington Bancshares Incorporated asserting that it has superior trademark rights in the name "ebank." In 1996, Huntington Bancshares Incorporated obtained a federal trademark registration for the term "E-BANK." Based on our review of materials Huntington sent us describing its use of the term "E-BANK," we believe that Huntington's use of the term is limited to a description of a system platform which Huntington at one time offered or planned to offer on a wholesale basis to other banks. We do not believe that Huntington has used the term in connection with offering financial services to the public. Consequently, we do not believe that our ownership rights in the service mark "ebank" and our use of the mark to provide financial services on the Internet and elsewhere infringe upon Huntington's federal trademark. In order to clarify the situation, on June 30, 1999 we filed an action in the United States District Court for the Northern District of Georgia, asking for a declaratory judgment that we have the right to use "ebank.com" as a trademark for Internet banking services despite Huntington's registration. Rather than answering our complaint, Huntington filed suit against us on August 10, 1999 in the United States District Court for the Eastern District of Ohio, alleging trademark infringement over our use of the name "ebank.com." In the Ohio action, Huntington is seeking an injunction against our use of the name "ebank.com" and "ebank," as well as treble damages and all profits realized by us by reason of our use of the name "ebank." Huntington has submitted a motion to dismiss the Georgia action, and we have submitted a motion to dismiss the Ohio action, in each case on the grounds of lack of jurisdiction. As of November 12, 1999, neither court had ruled on either motion. Although we intend to vigorously defend our rights to the name "ebank.com," we cannot predict the outcome of this litigation. Although we do not expect this, in the worst case we could be required to pay damages, change our name, and choose a new domain name from which to host our Internet operations, and the amount of damages could even include the actual amount of damages sustained by Huntington, multiplied by three, plus all profits we realize through the use of the name "ebank," and even punitive damages.

         There are no other material legal proceedings to which we or any of our properties are subject.

ITEM 2.  CHANGES IN SECURITIES.

         (a)      Not applicable.

         (b)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On November 9, 1999, we entered into a letter of intent with eWealthUSA, a subsidiary of Argent Capital Corporation, regarding the formation of a joint venture mortgage company between eWealthUSA, ebank.com, Inc., and Atlanta National Mortgage, Inc., also of Atlanta, Georgia. The new entity's mortgage operations will be managed by Atlanta National Mortgage, Inc. The joint venture is subject to execution of a definitive agreement and, among other things, OTS approval. Under the terms of the letter of intent, eWealthUSA is to offer exclusively ebank.com's online banking services and ebank.com is to offer select eWealthUSA insurance products and services, including the eWealthMortgage product on an exclusive basis. eWealthUSA is an Internet based financial services company that plans to offer a variety of financial products and services, including insurance, annuities, online banking, mortgages, debt management, estate planning, tax services, domestic and international trust and wealth creation strategies.


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

         (b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ebank.com, Inc.


Date:   November 12, 1999              By: /s/ Richard A. Parlontieri
       ---------------------               ------------------------------------
                                       Richard A. Parlontieri
                                       Chairman and Chief Executive Officer



                                       By: /s/ Mark D. Little
                                           ------------------------------------
                                       Mark D. Little
                                       Chief Financial Officer