Form 10QSB/A
period 1999-09-30
EBANK COM INC
filed 1999-12-14
CIK 1050725

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
----     Act of 1934
         For the quarterly period ended September 30, 1999

         Transition report under Section 13 or 15(d) of the Exchange Act
---      For the transition period from _______________ to ________________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,469,250 shares of common stock, par value $.01 per share, were issued and outstanding as of November 1, 1999.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

The undersigned registrant hereby amends Part I. Financial Statements - Consolidated Statements Of Loss to include the amounts for other income and total other income for the three and nine months ended September 30, 1998. These amounts were inadvertently omitted in the original report for the quarter ended September 30, 1999 on Form 10-Q.

                                 EBANK.COM, INC.
                         CONSOLIDATED STATEMENTS OF LOSS
                FOR THE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                           FOR THE THREE    FOR THE THREE     FOR THE NINE    FOR THE NINE
                                                            MONTHS ENDED    MONTHS ENDED      MONTHS ENDED    MONTHS ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                          --------------  --------------     --------------  --------------
                                                               1999            1998               1999            1998
                                                               ----            ----               ----            ----
Interest income
         Loans, including fees.........................   $      838,288  $       38,958     $    1,796,173  $       38,958
         Investment securities:
             U.S. Government agencies and
             corporations..............................           98,986           1,077            192,835           1,077
         Other investments.............................            1,800             162              3,650             162
         Federal funds sold............................           74,682         176,821            261,129         218,562
                                                          --------------  --------------     --------------  --------------
         Total interest income.........................        1,013,756         217,018          2,253,787         258,759
                                                          --------------  --------------     --------------  --------------
Interest expense
         Interest bearing demand and money market                286,216           2,791            525,626           2,791
         Savings.......................................              177               1                415               1
         Time deposits of $100,000 or more.............           71,419           1,758            179,534           1,758
         Other time deposits...........................           91,177           1,825            227,425           1,825
         Other borrowings..............................            2,023              --             10,777          12,113
                                                          --------------  --------------     --------------  --------------
         Total interest expense........................          451,012           6,375            943,777          18,488
                                                          --------------  --------------     --------------  --------------
Net interest income....................................          562,744         210,643          1,310,010         240,271
Provision for possible loan losses.....................           98,000          45,000            246,000          45,000
                                                          --------------  --------------     --------------  --------------
Net interest income after provision
         for possible loan losses......................          464,744         165,643          1,064,010         195,271
                                                          --------------  --------------     --------------   -------------
         Other income..................................           37,922         (22,837)           194,938         (22,837)
                                                          --------------  --------------     --------------  --------------
         Total other income............................           37,922         (22,837)           194,938         (22,837)
                                                          --------------  --------------     --------------  --------------
Other expense
         Salaries and other compensation...............          399,705         193,086          1,030,166         318,423
         Employee benefits.............................          108,638          43,672            256,742          61,729
         Net occupancy and equipment expense...........          162,727          50,491            417,315          58,477
         Professional and other outside services.......          382,962          57,980            680,598         130,318
         Other expense.................................          270,881          49,685            409,126         155,100
                                                          --------------  --------------     --------------  --------------
         Total other expenses..........................        1,324,913         394,914          2,793,947         724,047
                                                          --------------  --------------     --------------  --------------
Loss before income tax benefit.........................         (822,247)       (252,108)        (1,534,999)       (551,613)
Income tax benefit.....................................               --              --                 --              --
                                                          --------------  --------------     --------------  --------------
         Net loss......................................   $     (822,247) $     (252,108)    $   (1,534,999) $     (551,613)
                                                          ==============  ==============     ==============  ==============
Basic and diluted loss per common share................   $         (.56) $         (.17)    $        (1.04) $         (.38)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      ebank.com, Inc.


Date: December 8, 1999                By: /s/ Richard A. Parlontieri
                                      ----------------------------------------
                                      Richard A. Parlontieri
                                      Chairman and Chief Executive Officer



                                      By: /s/ Mark D. Little
                                      ----------------------------------------
                                      Mark D. Little
                                      Chief Financial Officer