Form 10KSB
period 1999-12-31
EBANK COM INC
filed 2000-04-12
CIK 1050725

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

         or

         Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ________

                          Commission file no. 333-41545

                                 ebank.com, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

               Georgia                                     58-2349097
               -------                                     ----------
    (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

                              2410 Paces Ferry Road
                             Atlanta, Georgia 30339
               ------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (770) 863-9225
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

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
                                                             Yes   X    No
                                                                 -----     ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000, was $9,831,428. This calculation is based upon a value of $7.00 per share, which was the average bid and asked price of the common stock on the over-the-counter market on such date.

     There were 1,630,688 shares of the Company's common stock issued and outstanding as of March 31, 2000.

     Transitional Small Business Disclosure Format. (Check one): Yes      No  X
                                                                    ----    ----

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Item 1.  Description of Business
--------------------------------

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. The primary risks and uncertainties are described under the heading "Risk Factors" and in other sections of this Item 1. Other potential risks and uncertainties include, but are not limited to:

o significant increases in competitive pressure in the banking and financial services industries;

o changes in the interest rate environment which could reduce anticipated or actual margins;

o changes in political conditions or the legislative or regulatory environment;

o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o        changes occurring in business conditions and inflation;

o        changes in technology;

o        changes in monetary and tax policies;

o        changes in the securities markets; and

o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

         We incorporated ebank.com, Inc. in Georgia in August 1997 under the name Southeast Commerce Holding Company and commenced banking operations in August 1998. We conduct all of our banking operations through our subsidiary federal savings bank, which obtained its thrift charter in August 1998 from the Office of Thrift Supervision under the name Commerce Bank. We changed our name to ebank.com, Inc. in April 1999 and the name of the bank to ebank in October 1999 and commenced our efforts to offer Internet banking services. We own the domain name "ebank.com." We are currently in a trademark dispute with Huntington Bancshares Incorporated, which owns the federally registered service mark "E - BANK."

         ebank.com, Inc. provides banking and other financial services to small business and retail customers. We opened for business in August 1998 in one location in suburban Atlanta, Georgia as a traditional community bank. In April 1999, we acquired the Internet domain name ebank.com, and on June 30, 1999, we commenced Internet banking services. As of December 31, 1999, we had $52.1 million in total assets, $47.9 million in loans, $41.6 million in deposits, and $9.9 million in shareholders' equity.

Strategy and Marketing Focus

         Our objective is to become a leading Internet-based provider of and portal for financial products and services for small business and retail customers. In January 2000, we launched our new business strategy, which we are promoting through an integrated national marketing campaign. The five key components of our strategy are:

Expand the  Internet  presence of our Web site
o        We own the domain name ebank.com.
o We have a fully functional financial services Web site designed to assist small business and retail customers with their financial needs.
o We offer Internet-based products and services, including sweep accounts, electronic bill payment, and money market and other deposit products.
o We provide attractive interest rates on deposits and low banking fees through the anytime, anywhere access of the Internet.
o We expect to generate significant fees from the products and services we market on our Web site.
o We have a co-branded business center with Office.com on our Web site that will include much of the small business-oriented content contained on the Office.com site.
o We offer additional small business products and services via the Internet, including equipment leasing, health insurance, secured real estate lending, and SBA loans through our strategic alliance partners.

Develop our ebank.com points of presence network
o Our points of presence network will be an interactive network providing financial products and services initially through our Web site, Internet-enabled ATMs, and "smart chip cards," as well as eventually through cellular telephones and handheld computing devices. All financial transactions will be conducted on a secure virtual private network.
o We have a strategic alliance with Talisman Technologies, Inc., which is the developer of the technology that will enable this secure virtual private network. Talisman creates system architecture and software that enables seamless e-commerce transaction and payment activities over a secure virtual private network.
o We intend to construct this ATM network using Diebold ATM machines that are powered by Compaq hardware and operated with the Talisman technology.
o We intend to begin issuing ebank.com "smart chip cards" in the third quarter of 2000. The cards will initially function as traditional credit and ATM cards and eventually link our Web site with the entire points of presence network via the Internet and the Talisman technology.
o Our points of presence network will serve as an alternative delivery network for such items as event ticketing, payroll, bill payment, cash transfer, and online shopping.
o We will develop our Internet-enabled ATM network, with the Talisman technology, through a combination of installing our own PC-based ATMs, partnering with or acquiring existing independent ATM networks, and integrating the ATMs of our partner community banks with our own network. We expect our initial Internet-enabled ATMs to be operational beginning in the fourth quarter of 2000.
o We intend to develop customized marketing based on our profile of each individual customer using the points of presence network, which should generate revenues from targeted advertising and third-party transaction fees.

Enter into strategic alliances
o In addition to our strategic alliance with Talisman, we have entered into and are developing additional strategic alliances with technology and financial services companies to generate fees and other revenue, increase our access to online customers, build brand recognition, and expand the products and services that we provide to our customers.
o Office.com - Office.com developed a co-branded business center for the ebank.com Web site that includes much of the content contained on the Office.com site. Office.com, Inc., which is jointly owned by Winstar Communications, Inc. and CBS, has created an online destination site for small businesses that provides news, information, tools, services, and products for people in business across industries and professions. We are also promoted on the Office.com site through banner ads and periodic references to ebank.com in the Office.com weekly newsletter.
o ADP - ADP's human resource products and services, including Internet payroll processing, tax filing services, and 401(k) and IRA services, will be available to our customers on our Web site. ADP will pay us a fee for every customer that links to ADP's Web site and subscribes to any of ADP's products and services. ADP, Inc. is the largest payroll and human resources servicer in the United States.
o RealCall - RealCall's technology allows our potential customers to click a button on our Web site requesting that a representative from our call center call them back almost immediately while their interest is fresh. RealCall's customer support software was first used by Barclays Bank in the United Kingdom, and we are RealCall's first bank customer in the United States. RealCall will also pay us a continuing percentage of the revenue it receives from all banks in the United States and Canada that sign up to use the RealCall technology before June 30, 2000, as well as from banks and other companies that we direct to them.
o Other Alliances - We have also entered into agreements to provide equipment leasing, health insurance, and bill payment services. We are continuing to look for new strategic alliance partners that will expand our product and service offerings and create additional fee and other revenues.

Form ebank.com partnerships with community banks
o We intend to form partnerships with community banks in desirable locations where we have no geographic presence.
o We intend to link our partner community banks' back-end software systems with our Web site and allow their customers access to our points of presence network, as well as to our products and services.
o We expect to generate revenue from implementation, maintenance, and click-through fees and by selling our products and services through our ebank.com partners.
o We expect to generate loan origination fees by providing loan referrals to our partners.
o We expect to sign our first partners in the third quarter of 2000 and to expand the program in 2001.

Establish ebank.com centers
o We intend to establish low cost loan production facilities, or ebank.com centers.
o We expect to open three ebank.com centers in 2000 in Atlanta, Georgia, Charlotte, North Carolina, and Tampa, Florida.
o We expect to build our ebank.com centers around experienced high volume commercial lenders who focus on the small business market.
o Our Atlanta headquarters will provide operational support to the ebank.com centers.

Competitive Advantage

         We  believe  we  have  several   advantages  over  other  Internet  and
traditional banks:

o We intend to become a full service financial portal for small business and retail customers, which will allow us to generate higher fees as a percentage of revenue than most traditional and Internet banks. This revenue will come from a number of sources, including customer referral fees for insurance, payroll services, and equipment leases, credit card fees, sweep account fees, investment management fees, securities brokerage services, and other financial management products and services.

o We believe our points of presence network, supported by the advanced Talisman technology, will provide our customers with greater access to financial and other products and services and the convenience of "smart chip cards." This network will also provide us with customized marketing capability and new revenue streams.

o Our strategic alliances will permit us to offer our customers a more extensive array of products and services than are typically offered by either Internet banks or traditional banks.

o Our small business customers should provide us with significant commercial and retail loan opportunities. We believe that originating our own loans can earn us higher yields and establish a higher quality loan portfolio than if we purchased most of our loans, as most other Internet banks do.

o By generating our loans through our low cost ebank.com centers, rather than through an extensive bricks and mortar branch network, we believe we will have lower operating costs than a typical traditional bank. We also believe that these personal relationships will create more cross-marketing opportunities for us than those available to pure Internet banks that rely on a largely retail customer base.

Marketing Strategy

         Our strategy creates a virtual and physical points of presence network that will fully benefit from a national branding campaign. In order to increase brand awareness and build brand loyalty, in January 2000, we launched an extensive regional public relations and advertising campaign. We also plan to enter into additional co-branding relationships similar to our agreement with Office.com.

         We have selected four agencies to lead our integrated marketing campaign: Gotham, Inc., Affiliate Network Services, Stanton Crenshaw Communications, and Nicholson NY. These agencies have helped establish the Internet presence of companies such as E*TRADE, IBM, Sony, Fidelity Investments, and Starbucks.

Talisman Transaction

         On March 16, 2000, we entered into an exclusive 15-year license agreement with Talisman Technologies, Inc. to use its Internet ATM technology in our installation and operation of ATMs within the United States, and we granted Talisman a 15-year license to use our banking knowledge and know-how, trademarks, business plans, and marketing materials outside the United States. As consideration for these licenses, we issued 161,438 shares of our common stock to Talisman, which represented 9.9% of our common stock on the closing date, and we are committed to issue additional shares to maintain Talisman's 9.9% interest if certain events occur. In return, Talisman issued us 9.9% of the then outstanding shares of its common stock on a fully diluted basis. In addition, we have agreed to enter into an outsourcing agreement with Talisman within 180 days after the closing, pursuant to which Talisman will provide our core data processing services. We will need a substantial amount of capital to implement the outsourcing agreement. If we fail to enter into this agreement within this period, Talisman reserves the right to rescind the entire transaction, including the license transfers and share issuances. Services and third party vendors under the outsourcing agreement will be provided by Talisman according to our needs and specifications, subject to the approval of the Office of Thrift Supervision. We have also granted Talisman the right to nominate two individuals to our board of directors. We will have the right to nominate one individual to Talisman's board of directors. For its services in connection with the Talisman transaction, we have agreed to pay Sutro & Co. Incorporated an advisory fee of $300,000 and 7.5% of the Talisman shares we received.

                                   Operations

Products and Services

         We currently provide a broad array of financial products and services to our small business and retail customers, including checking accounts, money markets, CDs, sweep accounts, ATM cards, home loans, commercial loans, credit cards, bill payment services, equipment leasing, and human resource services. Our complete line of products and services should eventually include insurance products, "smart chip cards" via our points of presence network, and other financial products and services designed to serve our small business and retail customers. Some of our signature products and services include the following:

Current Products & Services

         eSweep account - A sophisticated money management tool, our eSweep (sm) account links a commercial checking account with an investment account, optimizing returns on working capital by investing idle funds until the moment needed to cover disbursements.

         Human Resource Services - We offer human resource services through ADP, including Internet payroll processing, tax filing services, and 401(k) and IRA services.

         Equipment Leasing - We offer competitive business equipment leasing on a nationwide basis through GoRate.com. Through this service, our customers will have access to GoRate.com's online lease quote and application system.

         Health Insurance - We offer health insurance to our customers through ehealthinsurance.com. This service permits our customers to access health insurance information, apply for their insurance online, and obtain quick approval. We are in the process of developing a co-branded Web site with ehealthinsurance.com that is similar to our ebank.com Web site.

         ATM Cards - Each customer automatically receives a free ATM card when he or she opens an account. Customers can access their accounts at ATMs affiliated with the Cirrus, Honor, and Avail networks. We currently do not charge any ATM fees. In addition, although the operator of the ATM generally imposes fees, we currently reimburse these fees to our customers for their first four ATM usages each month.

         Online Account Statements - Customers can track the activity in their accounts directly through the Internet at any time, obtaining account balances and transaction history, transferring funds between various accounts, and even downloading account statements.

Future Products & Services

         Smart Chip Cards - We intend to begin distributing "smart chip cards" to our customers in the third quarter of 2000. In addition to acting as traditional ATM and credit cards, these "smart" cards retain customer information and store cash equivalent value. We expect these cards to become an integral part of our points of presence network and to be available in the third quarter of 2000.

         Investments - We expect to enter into an agreement to offer investment information and trading services on our Web site.

         Financial Planning - We expect to offer investment planning services, including mortgages and auto options, college and retirement planning, online tax help, and financial management resources.

Customer Service and Support

         Our customer support center provides the Internet user's first impression of ebank.com. We currently have ten employees in this center, and we expect to have 20 employees by the first quarter of 2001. We believe that an effective customer service team must provide excellent customer service, and that our achievement of this goal is critical to our success. Our customer service professionals are specifically trained to profile potential and existing customers to match the customers' needs with the appropriate products and services that we offer. This process enables us to increase the number of value-added services we sell to our customers, thereby increasing their loyalty to us and also providing us with a source of new customer referrals.

         Our customer service team's mission is to provide assistance to customers for online services, handle product and service inquiries, and render up-to-date financial information upon request. Our customer service team also makes outbound welcome calls to enhance customer satisfaction and to generate more account relationships.

         The customer service department ensures that accounts opened via our Internet marketing channel are accurate. Customers have access to their accounts 24 hours a day, seven days a week, and they can view balances, transfer funds, pay bills, and send e-mails to our customer call center over the Internet. Our policy is to attempt to respond to all customer e-mails within 24 hours.

         We have purchased a license to use WebTone Lyric, a software based telephony product that allows us to streamline our customer service processes to ensure consistently high levels of support. We anticipate having this product installed in the second quarter of 2000. WebTone Lyric was developed by WebTone Technologies, Inc., a leading provider of integrated, Web-based customer service solutions. With WebTone Lyric, we will receive all customer requests in a central location where we can prioritize them according to urgency or type of request. With WebTone Lyric, we will be able to route our customer e-mail and phone inquiries to the customer service representative best equipped to handle the particular request, helping us to ensure prompt responses to each request.

         We have also implemented RealCall's callback technology which links our Web site to our call center. To request an immediate call-back, a customer merely has to click a button on our Web page. This feature enables our representatives to follow through immediately on new customer inquiries and help requests, which we believe will make it easier for our customers to complete their online banking transactions.

         Our operating hours are 8:00 a.m. to 7:00 p.m. EST, Monday through Friday and 12:00 noon to 4 p.m. EST on Sundays. Our call center is staffed by customer service representatives who are specifically trained to handle customer requests professionally and confidentially both online and by telephone. We continually monitor our call center activity to enhance our customer service levels. Our goal is for our combination of fast response time, product knowledge, and customer education efforts to set our customer service apart from the rest of the online banking industry.

         We offer incentives to our customer service representatives through a competitive compensation package that rewards new account generation, high quality customer service, and long-term employee loyalty. Customer service representatives are compensated through an annual salary, stock options, and a monthly performance bonus. Customer service representatives also participate in our standard benefits plan.

Technology Operations

         Account Activity. Customers can access ebank.com through any Internet service provider by means of an acceptable secure Web browser. In doing so, customers can apply for loans, review account activity, enter transactions into an online account, pay bills electronically, receive statements by mail, and print bank statement reports from any personal computer with a secure Web browser, regardless of its location. To open a new account, the customer completes the online enrollment form on our Web site, prints the signature card, signs it, and mails it to us. Customers can make deposits into an open account at ebank through direct deposit programs, by transferring funds between ebank accounts, by wire transfer, or by mail. Customers can also make withdrawals and have access to their accounts at ATMs that are affiliated with the Cirrus, Honor, and Avail networks.

         Back-office Service Providers. We have negotiated relationships with a select group of service providers. Because we outsource many functions to third party service providers that have the capacity to process a high volume of transactions, we can respond easily to growth. We believe that through this outsourcing strategy we have preserved a degree of flexibility that enables us to assess and evaluate our product offerings and delivery structure on an ongoing basis and to incorporate other alliance opportunities that may become available. We also believe that, if any of our service providers are not able to continue to support us as we grow, we will be able to secure corresponding services from an alternative source without material interruption of our operations. Our principal service providers are described below:

         Fiserv. Fiserv is our partner for financial data processing and information management services. Fiserv maintains all imaging and proof services in its Atlanta location. Fiserv is known as an industry leader in financial management services.

         OneWeb Systems. OneWeb Systems is our Web site developer. OneWeb also built our back-end database system to allow us to capture data provided by customers in a format that we can use with data-mining tools. Through data-mining, we have a leverageable and efficient system that provides accurate data on our customers to facilitate the introduction of additional banking products and services. OneWeb also built our interface links to the SEI sweep account to create a seamless information stream between SEI's main data terminal and our Phoenix database.

         Phoenix International. Through its client-server technology, Phoenix International supports the core areas of the bank data processing, including system administration, account processing, nightly processing, teller functions, and general ledger.

         SEI. SEI serves as our eSweep account facilitator. SEI is a third party provider of investment services, including the sweep account technology. SEI has approximately $45 billion under management.


Security

         The  security  of  our  Internet  banking  applications  is  of  utmost importance, and we are committed to providing the highest precautions appropriate to ensure that our customer information is safeguarded. We regularly evaluate the latest changes in Internet banking system security to ensure that our security measures meet the highest standards of security.

         We address our system security at three levels. First, our primary concern is to ensure the security of customer information as it is sent from the customer's personal computer to our Web server. Second, we have taken steps to ensure the security of the environment in which our Internet banking server and customer information database reside. Third, we have implemented Internet security measures to prevent unauthorized users from logging in to the online banking section of our Web site. The following section describes these areas and other security measures that we have in place.

         Encrypted transactions. We use a security protocol called Secure Sockets Layer (SSL) to provide security to all data transmitted between a customer's browser and our Web server. SSL is an advanced encryption mechanism supported by leading suppliers of browser software, including Netscape Navigator and Microsoft Internet Explorer. SSL provides data encryption, server authentication, and message integrity for all of our banking transactions and Internet communications.

         Secure Logon. To eliminate the possibility that a third party might download ebank.com's or a customer's password information, we have restricted all access to our Internet banking server through the use of encrypted customer access numbers, user names, and passwords, and we do not store these customer access numbers, user identifications, or passwords on our Web server or Internet banking server. The World Wide Web interface receives SSL input and sends requests through a filtering router and firewall over a dedicated private network to the Internet banking server. This interface is the only process capable of communicating to the Internet banking server, so only authenticated requests can communicate with the Internet banking server.

         Service Continuity. To ensure reliable access to ebank.com, we have implemented a redundant network and a server "mirroring" to reduce any service outage due to hardware failures or software bugs to no more than a few minutes. "Mirroring" creates a continuous backup of all data and is stored in two physical locations for assurance of customer access reliability. In the event of an interrupted access over the Internet, a customer will continue to have access to their funds through several means, including ATM/debit cards, our ebank.com centers, and paper checks.

         Environmental and Physical Security. We have implemented a single public entry point to provide a buffer between Internet banking access and our core consumer retail operations. All of our Internet servers are located at a secure site where access is restricted to key card holders and is monitored by security cameras. We also restrict access to our computer operations areas to only those employees with proper identification, and we have installed dual password protection to the computer consoles. We contracted the services of an independent security consulting company to provide vulnerability testing on both our internal and external network structure, as well as enhanced Internet penetration testing. The effectiveness of the results from these audits have been substantiated through the use of the leading Internet/network vulnerability detection tools available from Internet Security Systems.

         Security Monitoring. We monitor all Internet and network traffic to our Web site and have the ability to detect and disarm unwanted entries. We also retain records of and review this traffic history, as well as a transactional log of our customer transactions, to assist us in maintaining a proactive approach to our security needs.

         We use a combination of proprietary and industry standard security measures to protect customers' assets. Customers are assigned unique account numbers, user identifications, and passwords that must be used each time they log on to the system. We rely on encryption and authentication technology, including public key cryptography technology, to provide the security and authentication necessary to effect the secure exchange of information. Telephone transactions are secured through a personal identification number -- the same technology used in ATMs.

         Although we have implemented the security measures described above to ensure that our Internet operations are set up in a secure manner, we believe the risk of fraud presented by Internet banking is not materially different from the risk of fraud inherent in any other banking relationship. We believe the three principal reasons for a breach in bank security are misappropriation from the user of the user's account number or password, penetration of the bank's server by an outside "hacker," and fraud committed by an employee of the bank or one of its service providers. Both traditional banks and Internet banks are vulnerable to these types of fraud. By establishing the security measures described above, we believe we have reduced our vulnerability to the first two types of fraud. To counteract the third type of fraud, we have established internal procedures and policies designed to ensure that, as in any bank, we exercise proper control and supervision over our employees, associates, and consultants. We also counteract all types of fraud through daily examination of our transactional logs.

Asset Quality Control

         Maintaining asset quality control is of paramount importance to us. Because we expect to generate most of our own loans, we believe we will be able to earn significantly higher yields than the online banks which purchase most of their loans from third parties. We will also be in a better position to control our asset quality, both by following strict lending policies when we originate loans and by carefully monitoring and managing the loan portfolios we generate in each of our ebank.com centers. We adhere to a comprehensive credit administration policy designed to ensure that we accomplish these objectives.

         We intend to build most of our commercial lending portfolio through our lenders' business development activities. We expect that our lenders most successful business development strategies will include building business networks with other professionals, including attorneys and accountants, small business owners, corporate executives, and community leaders. Our lenders will build these relationships by participating in business and civic organizations in the communities in which each ebank.com center is located and by introducing themselves directly to individuals and groups who can potentially become our customers or who can provide referrals to potential customers. We also will generate leads through the products and services we offer through our Internet strategy.

         Because we intend to focus on small businesses, we believe that the majority of our loan portfolio will be in the commercial area, with an emphasis placed on commercial and industrial loans secured by real estate, accounts receivable, inventory, property, and plant and equipment. However, in an effort to maintain a high level of credit quality, we expect that the commercial real estate loans will be made to borrowers who occupy the real estate securing the loans or where a creditworthy tenant is involved.

         Loan Policy. We have developed a uniform loan policy to guide our lending activities at both our main office and in each of our ebank.com centers. All loans which we originate must meet the minimum underwriting criteria established in our ebank loan policy. Our loan policy is designed to help us achieve the following objectives:

o Establishing and maintaining a sound asset structure, including generating profitable long-term loan and deposit customers;

o Maximizing short-term and long-term earnings within managed risk limitations and in compliance with applicable laws and regulations;

o Providing a liquid, yet profitable loan portfolio which protects our depositors' funds;

o Promoting the stable economic growth and development of the trade areas that our ebank.com centers serve; and

o Adapting our activities to changing economic, technological, regulatory, and competitive conditions.

         Our chief credit officer, who oversees all our credit operations from our Atlanta headquarters, is responsible for maintaining a quality loan portfolio and developing a strong credit culture throughout the entire organization. The chief credit officer is also responsible for developing and updating our credit policy and procedures. In addition, this officer will work closely with each lender at the ebank.com centers to ensure that the business being solicited is of the quality and structure that fits our desired risk profile.

         Underwriting Process. Once we have identified a potential borrower, our loan officers ask questions to understand the borrower's individual needs and financial situation. The loan officer determines the purpose of the loan and how the borrowed funds fit into the overall business plan of the borrower. The loan officer also becomes knowledgeable about the prospective borrower's industry and its unique characteristics. The loan officer evaluates the borrower's corporate structure, including its ownership structure, its management depth, its track record, and the integrity of its management.

         We compile various independent and internal financial information regarding each prospective borrower, which may include a loan application form, personal and business financial statements, personal and business tax returns, credit bureau information, and Dun & Bradstreet information. For loans secured by real estate, we also obtain environmental reports, as needed, independent appraisals provided by appraisers on our approved appraiser list, and flood certification reports. The loan officer then prepares a financial analysis of the prospective borrower and includes all this information in a credit file for the borrower. We have also established maximum loan-to-value ratios that we follow for both our real estate loans and loans secured by collateral other than real estate.

         Loan Approval Process. We will use a tiered joint approval authority system to approve loans. Each commercial loan requires an independent review and approval by one of our credit analysts/credit managers. The originating lender will obtain a concurring approval to complete the loan approval. If the next approval authority is not available, the lender will go to the next successive available authority for concurring approval. However, every loan must be approved by at least one credit officer.

         Our loan committee meets on a weekly basis and communicates with our ebank.com center lenders through video conferencing. Any loan requests exceeding a city lender's limit must be approved at the headquarters level. Loan requests exceeding joint approval limits are submitted to the directors' credit committee for final approval. The directors' credit committee currently consists of four outside directors and meets on a regular basis in order to provide timely responses to our customers.

         We will more closely monitor and review the lending activities of newly opened ebank.com centers to ensure that the credit discipline of the loan officers fully complies with our loan policies and to familiarize ourselves with local conditions of the center.

         Credit Administration. Our credit administration function includes an internal review and the regular use of an outside loan review firm. Our credit committee reviews on a regular basis a list of all new commercial loans and other commitments which result in a total direct and indirect liability of between $100,000 and $500,000. After an initial loan is approved, each relationship related to that loan that exceeds $100,000 in direct or indirect debt is reviewed at least annually to determine continued credit quality. Certain loans may be exempted from review, including loans in which the total relationships is less than $100,000, loans with unpaid balances under $250,000 where the majority of the debt is fully amortizing real estate debt fully secured and amortizing as agreed, and loans where the debt is fully secured by cash or equivalent collateral.

         We currently use an outside consulting firm to conduct loan reviews. We have conducted two loan reviews since the bank opened in August 1998. However, we anticipate that, as we grow, it will become more efficient to perform the loan review function internally by our full-time employees. Eventually, we anticipate engaging a staff of at least three full-time review officers. In either case, the loan reviewers report directly to our chief credit officer. We will review the loan portfolios of each of our ebank.com centers six months after opening and again after twelve months. We will then maintain a minimum review cycle of twelve months. We anticipate a review cycle of two weeks for each ebank.com center, one week to perform the review and one week to complete the report. City center credit officers will supplement the review team by serving as guest reviewers on a rotating basis. Each guest reviewer will travel outside his or her home region to assist the review team. This will give each guest reviewer a cross sample of other ebank.com center's business discipline and also introduce new views to the reviewed ebank.com center.

         We continuously review and evaluate the quality of our loan portfolio. We have an internal loan rating system under which each loan is rated according to asset quality. Loans classified as normal up through loans classified as being uncollectible must be reported to the credit committee regularly. We prepare a classified loan management report on a monthly basis to list classified loans, indicate the current action plan for resolving classified assets, and current performance against the action plan. Each loan should be evaluated to determine whether the credit has strengthened, weakened, or remained the same. The credit committee reviews the classified loan management report on a monthly basis. In addition, directors' credit committee and chief credit officer meet at least once a month and review delinquencies, non-performing assets, classified assets, and other pertinent issues.

         We also prepare a monthly report of past due loans, loans deemed uncollectible, and loans charged off during the prior month. This report is prepared monthly and presented to the credit committee and to the full board of directors at its regularly scheduled meeting. The past due report includes any loans 30 days or more past due. We discontinue accruing interest on loans 90 days or more past due or whenever we question a borrower's ability to pay interest.

         Our credit committee reviews and evaluates economic conditions in the national and local economies, past due loans as a percentage of total loans, any delinquency trends in the loan portfolio, and loans classified by either our internal review program or by the Office of Thrift Supervision. We maintain a loan loss reserve established by this monthly review of the loan portfolio. The loss reserve is dynamic and is based on the changing condition of the individual classified loans. We make specific allocations to the reserve based on the collateral, financial strength, and repayment capacity of the borrower and appropriate guarantors. We also make general allocations based on overall trends and historical experience.

         We will allocate a portion of the loan loss reserve pending final disposition of a credit when we believe we will have a probable credit loss for which an exact amount cannot yet be determined. We will write down a loan where final disposition is reasonably certain and prospects of future recovery are low. Recovery efforts of loans written off, including nonaccrued interest, are an integral part of the ongoing management of our loan portfolio.

         Our policy is to avoid any concentration of credit in which obligations from a single borrower, an affiliated group of borrowers, borrowers engaged in or dependent on one industry, or the acquisition of loans from a single source, regardless of the diversity of the individual borrowers, exceeds 25% of our bank's capital structure. Our credit committee reviews loan concentrations on a quarterly basis and makes adjustments to loan concentration comfort levels based on economic conditions, loss experience, and sound credit practices.

Intellectual Property

         We believe that our success will be attributable primarily to our integrated financial services delivery system and customer service rather than our technology and other proprietary rights, although our success and ability to compete also depend in part upon our proprietary rights. We rely on a combination of copyright, trademark, and trade secret laws and contractual restrictions to establish and protect our technology and other proprietary rights. We generally require employees and consultants and, when possible, suppliers to execute confidentiality agreements upon the commencement of their relationships with us. Nevertheless, the steps we have taken may not be adequate to prevent misappropriation of our technology, or our competitors may independently develop technologies that are substantially equivalent or superior to our technology.

         Our corporate name is "ebank.com, Inc.," and we operate our subsidiary bank, "ebank," under a thrift charter granted to us by the Office of Thrift Supervision. We also own the domain name "ebank.com," which is registered with Network Solutions. We have filed a federal trademark application for the name "ebank.com" with our logo and have submitted for filing a federal trademark application for the name "ebank" with our logo. However, we have received notice from Huntington Bancshares Incorporated asserting that it has superior trademark rights in the name "E - BANK." We also know of several other banks that are using or plan to use "ebank" in connection with Internet banking service. There is a risk that one or more of these other banks could succeed in claiming trademark rights superior to ours. This could severely limit or prevent our further use of the term "ebank" and our use of the Internet domain name "ebank.com." In the worst case, we could be required to pay damages, change our name, and choose a new domain name from which to host our Internet operations.

         We believe the most serious challenge to our name will come from Huntington Bancshares Incorporated. In late May 1999, we received a notice from Huntington asserting that it has superior trademark rights in the name "ebank." In 1996, Huntington Bancshares Incorporated obtained a federal trademark registration for the term "E - BANK." Based on our review of materials Huntington sent us describing how it proposed to use the term "E - BANK" in 1994, we believe that even if Huntington used the term prior to us, its use was limited to a description of a system platform that Huntington at one time offered or planned to offer on a wholesale basis to other banks. We do not believe that Huntington has used the term in connection with offering financial services to the public prior to our use of "ebank." Consequently, we do not believe that our ownership rights in the service mark "ebank" and our use of the mark to provide financial services on the Internet and elsewhere infringe upon Huntington's federal trademark. We are currently involved in litigation with Huntington over this issue. For more information, please see the discussion under Item 3 "Legal Proceedings."

         Our other proprietary rights reside in our plan of operations and our customer lists. We attempt to protect these assets through a combination of copyright, trademark, and trade secret laws, using employee and third party confidentiality agreements, and other methods. We do not have any patents or registered copyrights for any of our systems or products and services, as most of our technology is supplied and owned by third parties. As with all businesses, other parties may attempt to copy aspects of our technology, products, and services or to otherwise obtain and use information that we regard as proprietary, despite our efforts to protect them. Third parties may claim that our current or future products and services infringe on their patent, copyright, or trademark rights. Although we know of no other party making any such claims today other than the claims discussed above, we cannot be sure that no such claim will be made in the future. Any such claims, whether with or without merit, could be costly and time consuming, cause delays in introducing new or improved products and services, require us to enter royalty or licensing agreements or discontinue using the challenged technology, and otherwise could have a material adverse effect on us.

Competition

         The financial services industry in the United States is highly competitive and characterized by rapid change. We face competition from numerous sectors, and we expect competition in many of these sectors to increase:

         We compete with Internet-only banks such as NetB@nk, CompuBank, and Telebanc, which was recently acquired by E*TRADE, and Internet versions of traditional branch-based banks such as Citibank and WingspanBank.com, which was developed by Bank One.

         We compete for deposits with traditional banks, thrifts, credit unions, and other financial institutions, some of whom also offer Internet based services, other financial service providers of direct-marketed savings and investment products, and other Internet-based financial institutions. We also face competition from traditional branch-based and other financial service providers, including savings and commercial banks, credit unions, mutual fund companies, and brokerage companies.

         In connection with our ebank.com partnership program, we compete with companies that provide outsourced Internet banking services to community banks, such as Corillian Corporation and Digital Insight Corporation.

         We compete with Internet portals such as E*TRADE, Yahoo!, E-LOAN, and Lending Tree.com, which serve as an alternative to financial institutions' Web sites.

Employees

         As of December 31, 1999 we had 35 full-time employees. As we implement our expanded strategy, we expect that we will increase the staff appropriately, including adding support people in our telephone and Internet support center. This number could be higher or lower depending on market conditions and our success in attracting customers.

                           SUPERVISION AND REGULATION

         Thrift holding companies and federal savings banks are extensively regulated under both federal and state law. The following is a brief summary of banking statutes and rules and regulations that affect ebank.com, Inc. and ebank. These laws and regulations are generally intended to protect depositors, not shareholders. These regulations are very complex and we refer you to the particular statutory and regulatory provisions for a thorough understanding.

Gramm-Leach-Bliley Act

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

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The prohibition applies to a company that becomes a unitary thrift holding company pursuant to an application filed with the Office of Thrift Supervision after May 4, 1999. However, a grandfathered unitary thrift holding company, such as ebank.com, retains its authority to engage in nonfinancial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

Supervision of ebank.com, Inc.

         We are a registered holding company under the Savings and Loan Holding Company Act and the Financial Institutions Code of Georgia. We are regulated under these acts by the Office of Thrift Supervision and the Georgia Department of Banking and Finance. As a thrift holding company, we are required to file various reports with, and are subject to examination by, the Office of Thrift Supervision. Under the terms of our charter, during our first three years of operation, we also must obtain formal Office of Thrift Supervision approval at least 30 days prior to commencing any new holding company activity. On October 26, 1999, we received approval of our current business plan, which includes the implementation of our Internet strategy and our plans to open three ebank.com centers in 2000. On February 8, 2000 we also received approval to begin implementation of our points of presence network and the ebank.com partnership strategy.

         The Office of Thrift Supervision assessed a $100,000 civil money penalty against us because it concluded that we began to implement our new business strategy in June 1999 prior to obtaining its approval. While neither admitting nor denying the Office of Thrift Supervision's assertions, in September 1999 we consented to and paid this penalty.

         As a thrift holding company owning only one savings institution, we are considered a unitary thrift holding company. This means that, as long as our subsidiary ebank continues to qualify as a "qualified thrift lender" as described below, we may engage in a broad range of business activities not permitted to commercial bank holding companies or multiple thrifts holding companies. See "Supervision and Regulation - Qualified Thrift Lender Requirements."

         We would be required to obtain approval from the Office of Thrift Supervision in order to acquire control of another savings association or thrift holding company. We may, however, acquire as much as 5% of the voting stock of a savings institution or savings and loan holding company without seeking regulatory approval.

Supervision of ebank

         General. ebank operates as a federal savings bank incorporated under the laws of the United States. ebank's primary federal regulator is the Office of Thrift Supervision, but the bank is also regulated by the FDIC and the Georgia Department of Banking and Finance. The Office of Thrift Supervision conducts regular examinations of ebank and regulates or monitors virtually all areas of the bank's operations, including:

o        security devices and procedures,
o        adequacy of capitalization and loss reserves,
o        loans,
o        investments,
o        borrowings,
o        deposits,
o        mergers,
o        issuances of securities,
o        payment of dividends,
o        interest rates payable on deposits,
o        interest rates or fees chargeable on loans,
o        establishment of branches,
o        corporate reorganizations,
o        maintenance of books and records, and
o adequacy of staff training to carry on safe lending and deposit gathering practices.

         Capital Requirements. The Office of Thrift Supervision requires that all savings institutions maintain an amount of capital in excess of certain minimum levels and has implemented regulations imposing three different capital tests. These regulations require that ebank maintain:

         "Tangible capital" in an amount of not less than 1.5% of total assets. "Tangible capital" generally is defined as:

o        core capital,
o        less intangible assets and investments in certain subsidiaries, and
o        excluding purchased mortgage-servicing rights.

         "Core capital" in an amount not less than 3.0% of total assets. "Core capital" generally includes:

o        common shareholders' equity,
o        noncumulative perpetual preferred stock and related surplus,

o minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill),
o        certain investments in certain subsidiaries, and
o 90% of the fair market value of readily marketable purchased mortgage-servicing rights and purchased credit card relationships.

         "Risk-based capital" equal to 8.0% of "risk-weighted assets." "Risk-based capital" includes core capital plus supplementary capital, less certain deductions. Supplementary capital includes preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets. The amount of supplementary capital included as risk-based capital cannot exceed 100% of core capital. To determine total risk-weighted assets:

o each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset);
o the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset); and
o the resulting amounts are added together and constitute total risk-weighted assets.

         The risk-based capital standards also take into account interest rate risk, concentration of credit risk, risk from nontraditional activities and actual performance, and expected risk of loss on multi-family mortgages. In addition, the regulations require an institution to maintain a minimum ratio of core capital to total risk-weighted assets of 4%.

         The Office of Thrift Supervision may impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate.

         In addition, the Georgia Department of Banking and Finance requires thrift holding companies to maintain a 5% Tier 1 capital ratio on a consolidated basis. Tier 1 capital is substantially the same as core capital.

         Deposit Insurance. Deposits at ebank are insured by the FDIC up to $100,000 for each insured depositor. The FDIC establishes rates for the payment of premiums by federally insured commercial banks and savings banks, or thrifts, for deposit insurance. The FDIC maintains a separate Bank Insurance Fund for banks and Savings Association Insurance Fund for savings banks and thrifts. Insurance premiums are charged to financial institutions in each category and are used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured banks and thrifts have paid for deposit insurance under a risk-based premium system, with higher risk institutions paying higher premiums. Risk is determined by each institution's federal regulator on a semi-annual basis and based on its capital reserves and other factors. Increases in deposit insurance premiums or changes in risk classification would increase ebank's cost of funds.

         As an insurer, the FDIC issues regulations, conducts examinations, and generally supervises the operations of its insured institutions. The FDIC has the power to sanction, and may suspend or terminate the deposit insurance held by, any insured institution which does not operate in accordance with or conform to applicable laws and regulations. The FDIC may suspend or terminate deposit insurance if it finds that an institution has engaged in unsafe or unsound practices or is operating in an unsafe or unsound condition. The FDIC requires an annual audit by independent accountants and also has the authority to examine insured institutions itself.

         Transactions With Affiliates and Insiders. The bank is subject to restrictions on the amount of loans or credit to and investments it may make with directors and other affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Certain covered transactions must also meet specified collateral requirements. We must also comply with certain provisions designed to prevent us from taking low quality assets.

         ebank may not engage in transactions with affiliates unless the transactions are on substantially the same terms, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies. Extensions of credit to affiliates must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. ebank is subject to regulatory restrictions on the payment of dividends, including a prohibition on payment of dividends from its capital. All dividends may only be paid out of the bank's currently available profits less expenses, including losses and bad debts. The bank must notify the Office of Thrift Supervision prior to the payment of any dividends. In addition, under the FDIC Improvement Act, the bank may not pay a dividend if it would cause the bank to become undercapitalized.

         Branching. As a federal savings bank, ebank does not have any regulatory restrictions on its ability to branch in any state, except that we must first obtain the approval of the Office of Thrift Supervision.

         Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision to evaluate our record of meeting the credit needs of our local community, including low and moderate-income neighborhoods. The Office of Thrift Supervision must also consider these factors when it evaluates mergers, acquisitions, and applications to open a branch or facility. Failure to meet these standards could result in restrictions on our operations.

         Liquidity. Federal regulations require us to maintain an average daily balance of liquid assets based on the amount of our deposits and short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds, and specified United States government, state, or federal agency obligations. This liquidity requirement may be changed from time to time by the Office of Thrift Supervision to any amount from 4% to 10% depending upon economic conditions and the deposit flows of member institutions. The current number is 5%. The Federal Reserve Board has also adopted regulations that require savings associations to maintain nonearning reserves against their transaction accounts, primarily NOW and regular checking accounts. These reserves may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, this reserve requirement will reduce the amount of the bank's interest-earning assets.

         Qualified Thrift Lender Requirement. In order to exercise the powers granted to federally chartered savings associations and maintain full access to Federal Home Loan Board advances, ebank must meet the definition of a "qualified thrift lender." ebank will qualify as a qualified thrift lender as long as its "qualified thrift investments" equal or exceed 65% of its "portfolio assets" on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of small business loans, as well as various housing related loans and investments such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities, certain obligations of the FDIC, and shares of stock issued by any Federal Home Loan Board, the FHLMC, or the FNMA. Qualified thrift investments also include certain other specified investments, subject to a percentage of portfolio assets limitation. For purposes of the qualified thrift lender test, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

         Office of Thrift Supervision regulations provide that any savings association that fails to meet the definition of a qualified thrift lender must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of qualified thrift lender status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

         Loans to One Borrower Limitations. The Home Owners Loan Act will generally require that we comply with the limitations on loans to a single borrower applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. The Home Owners Loan Act provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits under one of the following circumstances: for any purpose, in any amount not to exceed $500,000; or to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided other conditions are satisfied.

         Commercial Real Property Loans. The Home Owners Loan Act limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 20% of the savings association's total assets. Also, the amount in excess of 10% of total assets must be devoted to small business real property loans.

         Other Regulations. Interest and certain other charges collected or contracted for by ebank are subject to state usury laws and certain federal laws concerning interest rates. The bank's loan operations are also subject to certain federal laws applicable to credit transactions, including the following:

o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves;
o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

         The deposit operations of ebank are also subject to certain federal laws, including:

o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
o the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
o the Truth-in-Savings Act and Regulation DD, which requires disclosure and imposes certain interest rate disclosure requirements in connection with consumer deposit accounts.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments, and deposits through its open market operations in United States government securities, and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

                                  Risk Factors

         In the following section we summarize what we believe are the primary risks of an investment in our common stock. There may also be other risks. Some risks are not yet known to us and there are others we do not currently believe are material but could later turn out to be so.

Risks Related to ebank.com

Because we have a limited operating history in a rapidly evolving industry, it is difficult to evaluate our business and prospects.

         We commenced banking operations on August 17, 1998 and did not commence Internet operations until June 30, 1999. As a result, we have a very limited operating history for you to evaluate, and our business model and strategy are continually evolving. In addition, we do not expect to complete initial deployment of our new business strategy until late 2000. Because we are in an early stage of our development, there is a risk that our business plan will not be successful, and we will likely face greater risks, expenses, and difficulties than would a more mature operating company.

We may not succeed in implementing our new business strategy.

         We are implementing a new business strategy to provide financial products and services to small businesses and retail consumers through the various components of our ebank.com network. We currently anticipate that our ebank.com network will consist of our Internet operations, our ebank.com points of presence network, which will include our Internet-enabled ATMs and chip cards, our ebank.com partners, and our ebank.com centers. We may also add other components to our ebank.com network. To date, we have launched only our Internet operations, and each of the other components of our network is still under development. We may not successfully implement the remaining components of our ebank.com network, and we may not be able to adapt our business strategy over time as needed. For example, we have not yet entered into any partner relationships with community banks, and it is possible that our partnership strategy will not be successful.

We must obtain the prior approval of the Office of Thrift Supervision before we implement new business strategies, including our partnership program.

         We are closely regulated by the Office of Thrift Supervision and the FDIC. Under the terms of our charter, during our first three years of operation, we must obtain formal Office of Thrift Supervision approval at least 30 days prior to commencing any new holding company activity, including our plans for the ebank.com partnership strategy. This regulatory oversight may delay or prevent us from introducing new products and services, changing our operations, adapting to changes in our business or technical environment, or taking advantage of new opportunities. The Office of Thrift Supervision assessed a $100,000 civil money penalty against us because it concluded that we began to implement our new business strategy in June 1999 prior to obtaining its approval. While neither admitting nor denying the Office of Thrift Supervision's assertions, in September 1999 we consented to and paid this penalty.

         In October 1999, the Office of Thrift Supervision approved our revised business plan, which includes the implementation of our Internet strategy and our plans to open three ebank.com centers in 2000. In February 2000, we received approval from the Office of Thrift Supervision to begin implementation of our Internet-enabled ATM network and the ebank.com partnership strategy. However, the Office of Thrift Supervision will continue to supervise our deployment of these strategies and may from time to time require us to modify one or more aspects of either strategy.

Our operations are highly dependent upon technology, and we could lose customers if we experience technological delays or problems.

         Our success will also depend on our ability to develop and introduce a variety of Internet products and services and to support these products and services with reliable technology. The Talisman technology is currently being incorporated into a limited number of ATM networks in Australia, and its first use in the United States will be in our network. There can be no assurance that the technology will function as effectively as we anticipate. Other technological difficulties could delay or prevent our introduction of products and services. Significant delays, technical problems, or service problems could cause our customers to switch to our competitors. We must also respond to technological advances and evolving industry standards and practices on a timely and cost-effective basis. Some of these advances will be funded by competitors with significantly greater financial and personnel resources.

We expect to continue to incur losses and there is a risk we will never become profitable.

         We incurred net losses of $3,793,472 from our inception through December 31, 1999, and we expect to incur substantial losses for the foreseeable future, as we plan to increase our marketing expenses significantly in 2000. In order for us to become profitable, we will need to attract a large number of customers to deposit and borrow money, and we will need to offer products and services that generate noninterest income, both of which will take time. We expect to incur large initial expenses and do not expect to be profitable for at least several years. Although we expect to become profitable, there is a risk that we may never become profitable and that you will lose all or part of your investment.

Other companies may have superior rights to our corporate name, and we may lose the name "ebank" and have to pay damages.

         Although we own the rights to the domain name ebank.com, we are aware of other companies that may have superior trademark rights to the name "ebank." One of these companies, Huntington Bancshares Incorporated, has a federally registered trademark for the term "E - BANK." Huntington or one of these other companies could succeed in claiming trademark rights greater than ours. On June 30, 1999, we filed suit in federal court in Georgia against Huntington requesting a declaratory judgment that our use of the name "ebank.com" does not infringe upon Huntington's trademark. Rather than answering our complaint, Huntington filed suit against us on August 10, 1999 in federal court in Ohio, alleging trademark infringement from our use of the name "ebank.com." Huntington has submitted a motion to dismiss the Georgia action, and we have submitted a motion to dismiss the Ohio action, in each case on the grounds of lack of jurisdiction. On March 29, 2000, the district court in the Georgia action granted Huntington's motion to dismiss on the grounds that the court did not have jurisdiction over Huntngton. As of April 3, 2000, the Ohio court has not ruled on our motion to dismiss.

         If Huntington or one of these other companies succeeds in claiming trademark rights superior than ours, our use of the name "ebank" and the domain name "ebank.com" could be severely limited or prohibited. In the worst case we could be required to pay damages, change our name, and choose a new domain name from which to host our Internet operations, and the amount of damages could even include the actual amount of damages sustained by Huntington, multiplied by three, plus all profits we realize resulting from our use of the name "ebank," and even punitive damages. If we lose our name, we would lose the value we had built in the "ebank.com" brand, and we would incur significant expense building a new brand identity.

Several state and local governments are attempting to ban ATM surcharge fees, which could reduce the profitability of ATM operations and curtail our efforts to implement our ATM growth strategy.

         State and local authorities in California, Connecticut, and Iowa are attempting to prevent banks from charging non-customers a fee for using their ATMs. These moves are being challenged in the courts by several large banks and federal regulatory agencies. On November 15, 1999, a California court granted a preliminary injunction against enforcement of the ban on ATM fees. In addition, on November 22, 1999, our primary regulator, the Office of Thrift Supervision, issued a response letter to First Federal Bank of California concluding that a local California ordinance banning ATM fees does not apply to federal savings associations, such as ebank, because it is preempted by federal law. In December 1999, the Connecticut Supreme Court overturned the Connecticut Banking Commissioner's ban on ATM surcharges. The Connecticut Banking Commissioner has suggested that he would seek legislation that would expressly outlaw the surcharge fees. If these efforts to ban ATM surcharge fees are upheld, many ATMs could not continue to be operated profitably. Part of our strategic plan involves our building and affiliating with or purchasing a national ATM network. Although our ATM strategy is not centered around surcharges, a ban on ATM surcharge fees may nevertheless force us to modify or even abandon our plans. As a result, our projected revenue stream from this source would be reduced and our national branding initiative would be adversely affected.

The  failure or loss of third  parties who provide  much of our  technology  and
outsourced   products  and  services  could  result  in   interruptions  to  our
operations.

         We receive and will continue to receive technology, information processing services, and technical and customer service support from third parties. These companies provide check processing, check imaging, Internet processing, Internet software, core banking software, home page hosting, and statement rendering services. We also have entered into agreements with other independent providers to sell their products and services through our Web site. We expect to use independent providers for additional products and services in the future. Some of the agreements with these service providers may be canceled without cause by either party upon specified notice periods, and future agreements may contain similar clauses. If one of our service providers terminates its agreement with us or fails to provide the services for which we have contracted, we may not be able to enter into a new agreement on similar terms, and our operations may be interrupted. Also, if we grow rapidly, we may exceed the capacity constraints of our providers. These constraints may result in slower response time or system failure. If our systems failed, or if they were interrupted or measurably slowed down for a significant period of time, we could lose customers and revenues.

We will need additional financing to implement our business plan, and we may not be able to secure funds to support our growth plans.

         We will need a substantial amount of capital to implement our outsourcing agreement with Talisman, develop our Internet-enabled ATM network, implement the other components of our business plan, and otherwise expand our operations. There is a risk that additional financing will not be available when needed on favorable terms, if at all. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly.

The loss of or failure to hire additional key personnel could hurt our business.

         Our future success depends upon the continued service of our senior management team and key technical personnel, as well as our ability to attract and retain a chief operating officer and other qualified personnel. If we lose the services of our key personnel, or are unable to attract additional qualified personnel, our business could be materially adversely affected. In the current market, competition for qualified employees is intense. In our experience, it can take a significant period of time to identify and hire personnel with the combination of skills and attributes required to carry out our strategy.

We have grown rapidly and may not be successful in continuing or managing our growth.

         We have grown rapidly and expect to grow even more rapidly now that we have commenced our Internet operations. Our rapid growth has and will continue to place significant demands on all aspects of our business, including our systems, management, and personnel. We may not be able to fund our growth, manage our costs, adapt our operating systems, respond to changing business
conditions,   or  otherwise   manage  our  growth  and  improve  our   operating
performance.

Our operations are more sensitive to price and technology competition than traditional financial services firms.

         Because we rely on remote access tools such as the Internet, we believe our customers may be more price sensitive and more willing to try new technologies than customers of typical financial services firms that rely more on branches and face-to-face customer service. Consequently, the following competitive factors are particularly important to our profitability:

o        price competition for deposits and borrowings;
o        introduction of new products and services by us and our competitors;
o        changes in the mix of products and services we sell; and
o        the level of use of the Internet and online services.

Competition with other financial institutions may cause us to increase marketing expenses, resulting in reduced profitability.

         We face intense competition in the financial services industry from providers of direct-marketed savings and investment products and other Internet-based financial institutions, including E*Trade, Netb@nk, and Wingspan Bank. Additionally, because there are few barriers to market entry, traditional branch-based and other financial services companies may be able to adopt business strategies similar to ours with relative ease. Most of our competitors have significantly greater capital and management resources, longer operating histories, greater brand recognition, and larger customer bases. Increased competition could cause us to increase marketing expenses and pay higher rates of interest to attract deposits, resulting in reduced profitability.

An economic downturn could reduce our customer base, our level of deposits, and demand for financial products and services such as loans.

         An economic downturn could likely contribute to the deterioration of the quality of our loan portfolio and reduce the level of deposits in the bank. This would hurt our business. Interest received on loans represented approximately 83% of our interest income for the year ended December 31, 1999. If an economic downturn occurs in the economy as a whole, or in a region representing a significant concentration of loans in our loan portfolio, borrowers may be less likely to repay their loans as scheduled. This could result in losses that materially adversely affect our business.

Recent legislation will change the way financial institutions conduct their business, and we cannot predict the effect it will have upon us.

         The Gramm-Leach-Bliley Act was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. It also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the competition we face from larger banks and other companies. It is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation.

Changes in interest rates may reduce our profitability.

         Our results of operations depend in large part upon the level of our net interest income, that is, the difference between interest income from interest-earning assets, such as loans and mortgage-backed securities, and interest expenses on interest-bearing liabilities, such as deposits and other borrowings. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

Our computer systems, and those of others on whom we rely, may not operate properly on Year 2000-sensitive dates.

         Like many financial institutions, we rely upon computers for conducting our business and for information systems processing. While we have not experienced any material computer malfunctions to date, there remains a risk that our computers will be unable to read or interpret data on Year 2000-sensitive dates, including October 10, 2000. The Office of Thrift Supervision has issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and executed a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We generally rely on software and hardware developed by independent third parties for our information systems. We believe that our internal systems and software, including our network connections, are programmed to comply with Year 2000 requirements, although there is a risk they may not be. Based on information currently available, we believe that we will not incur significant expenses in connection with the Year 2000 issue.

         The Year 2000 issue may also negatively affect the business of our customers, but to date we are not aware of any material Year 2000 issues affecting them. We include Year 2000 readiness in our lending criteria to minimize risk. However, this will not eliminate the issue, and any financial difficulties that our customers experience caused by Year 2000 issues could impair their ability to repay loans to us.

                Risks related to online commerce and the Internet

Our strategy depends on the continued growth in the use of the Internet and the adequacy of the Internet infrastructure.

         Our success depends substantially on continued growth in the use of the Internet. The market for financial products and services through the Internet is new and evolving, and the degree to which customers will use the Internet for their financial transactions is not yet fully determined. Our customer base will grow only if small businesses and retail consumers who have historically used traditional means of banking begin to use our electronic services for this purpose.

         Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. Any well publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. Such an event could deter potential customers or cause customers to leave us and thereby materially adversely affect our business and financial condition. In addition, deficiencies in the Internet's technical infrastructure could adversely affect our growth. If the number of Internet users and the level of use continues to grow, the Internet's technical infrastructure may not be able to support the demands placed upon it. Even if the necessary infrastructure or technologies are developed, we may have to spend additional funds to adapt our systems to these changes.

Government regulation of the Internet may adversely affect our ability to conduct business.

         Congress and various state and local governments, as well as the European Union, have recently passed legislation that regulates various aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges, liability for third party activities, and jurisdiction. These laws, as well as any new laws or regulations relating to the Internet, could increase the cost of providing our services and harm our financial condition. In particular, laws and regulations may be adopted in the future that address the pricing of Internet access. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet services providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of providing our systems over the Internet.

Our security could be breached, which could damage our reputation, deter customers from using our services, and expose us to potential liability.

         We must protect our computer systems and network from physical break-ins, security breaches, and other disruptive problems caused by the Internet or other users. Computer break-ins or other security breaches could jeopardize the security of information stored in and transmitted through our computer systems and network and may result in interruptions, delays or cessations of service to users accessing Web sites that deliver our services. Any interruption would likely adversely affect our ability to retain or attract customers, could damage our reputation, and could subject us to litigation. We may need to expend significant capital or other resources to protect against the threat of security breaches or alleviate problems caused by breaches. To date, we have not experienced any known security breaches that compromised either customer data or our network. However, we cannot assure you that we will not experience any security breaches in the future.

         We could also be subject to liability if third parties penetrate our network security or otherwise misappropriate our users' personal information or credit card information. This liability could include claims for unauthorized purchase with credit card information, impersonation, or other similar fraud claims. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if privacy practices are investigated.

Item 2.  Description of Property.
---------------------------------

         Our principal executive offices are located at 2410 Paces Ferry Road, Atlanta, Georgia 30339, and our telephone number is (770) 863-9229. Our existing full-service branch is also located at 2410 Paces Summit, Suite 190, Atlanta, Georgia 30339. Our Internet banking, operations, and mortgage processing divisions are located at 2690 Cumberland Parkway, Suite 230, Atlanta, Georgia 30339. You may view our Web site at www.ebank.com, but this report does not incorporate by reference any information on our Web site. We are providing our Internet address for reference purposes only.

Item 3.  Legal Proceedings.
--------------------------

         We filed a suit in federal court asking for a declaratory judgment that our use of the term "ebank.com" does not infringe the federal trademark registration for the term "E - BANK" owned by Huntington Bancshares Incorporated.

         On June 30, 1999 we filed an action in the United States District Court for the Northern District of Georgia, asking for a declaratory judgment that we have the right to use "ebank.com" as a trademark for Internet banking services despite Huntington's federal registration of the term "E - BANK." Rather than answering our complaint, Huntington filed suit against us on August 10, 1999 in the United States District Court for the Eastern District of Ohio, alleging trademark infringement over our use of the name "ebank.com." In the Ohio action, Huntington is seeking an injunction against our use of the name "ebank.com" and "ebank," as well as treble damages and all profits realized by us by reason of our use of the name "ebank." Huntington submitted a motion to dismiss the Georgia action, and we have submitted a motion to dismiss the Ohio action, in each case on the grounds of lack of jurisdiction. On March 29, 2000, the district court in the Georgia action granted Huntington's motion to dismiss on the grounds that the court did not have jurisdiction over Huntngton. As of April 3, 2000, the Ohio court has not ruled on our motion to dismiss.

         Although we intend to vigorously defend our rights to the name "ebank.com," we cannot predict the outcome of this litigation. Although we do not expect this, in the worst case we could be required change our name, change our subsidiary bank name, and choose a new domain name from which to host our Internet operations. We also could be required to pay damages, which could even include the actual amount of damages sustained by Huntington, multiplied by three, plus all profits we realize through the use of the name "ebank," and even punitive damages.

There are no other material legal proceedings to which we or any of our properties are subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

         Since our initial public offering on August 6, 1998, our common stock has been quoted on the OTC Bulletin Board, originally under the symbol "STCH" and, since May 3, 1999, under the symbol "EBDC." The following table sets forth for the periods indicated the high and low sales prices per share of common stock as reported on the OTC Bulletin Board.

                                                           High      Low
                                                           ----      ---
        1998
        ----
        Third quarter (commencing August 6, 1998)......  $ 12.38   $  8.25
        Fourth quarter.................................  $  9.75   $  7.75

        1999
        ----
        First quarter..................................  $  9.50   $  8.00
        Second quarter.................................  $ 17.88   $ 12.88
        Third quarter..................................  $ 18.50   $  9.75
        Fourth quarter.................................  $ 13.88   $  8.00


         (b) Pursuant to Commission Rule 463, the Company previously reported on the use of proceeds from its initial public offering, noting that approximately $4,000,000 was invested in cash. These funds are being used as general working capital for the Company.

Item 6.  Management's Discussion and Analysis of Results of Operation
---------------------------------------------------------------------

                      Selected Consolidated Financial Data

         The following selected consolidated financial data for the years ended December 31, 1999 and 1998 are derived from our financial statements and other data about us. The consolidated financial statements for both years were audited by BDO Seidman, LLP, our independent certified public accountants. Nevertheless, many factors, including the market's acceptance of online banking and general market conditions can affect our performance. The selected consolidated financial data should be read in conjunction with our financial statements included elsewhere in this annual report.

                                                                       Year Ended               Year Ended
                                                                      December 31,             December 31,
                                                                          1999                     1998
                                                                    ----------------        -----------------
                                                                (Dollars in thousands, except per share data)
                                                                ---------------------------------------------

Statement of Operations Data:
Interest income.........................................           $       3,390             $         577
Interest expense........................................                   1,481                       110
                                                                   -------------             -------------
     Net interest income................................                   1,909                       467
Provision for loan losses...............................                     565                       165
                                                                   -------------             -------------
     Net interest income after provision for loan losses                   1,344                       302
Noninterest income......................................                     280                         1
Noninterest expense.....................................                   4,302                     1,259
Cumulative effect of change in accounting principle.....                      --                        85
                                                                   -------------             -------------
     Net loss...........................................           $      (2,678)            $      (1,041)
                                                                   =============             =============

Weighted average shares outstanding.....................               1,469,250                   704,435
Net loss per share......................................           $       (1.82)            $       (1.48)

Balance Sheet Data (at period end):
Total assets............................................           $      52,063             $      25,500
Earning assets..........................................                  50,492                    23,888
Federal funds sold and investment securities............                   1,828                    13,482
Loans, net of unearned income...........................                  48,597                    10,406
Allowance for loan losses...............................                     730                       165
Deposits................................................                  41,611                    12,801
Borrowings..............................................                     240                        --
Shareholders' equity....................................                   9,942                    12,621
Book value per share....................................           $        6.77             $        8.59

Performance Ratios:
Return on average assets................................                   (6.17%)                  (10.62%)
Return on average equity................................                  (24.24%)                  (14.48%)
Interest rate spread....................................                    3.09%                     1.05%
Net interest margin.....................................                    4.63%                     5.09%

Asset Quality Ratios:
Allowance for loan losses to period end loans...........                    1.50%                     1.59%
Net charge-offs to average loans........................                      --                        --
Nonperforming loans to period end loans ................                     .19%                       --
Nonperforming assets to period end total assets.........                     .18%                       --

Capital and Liquidity Ratios:
Leverage (4.00% required minimum).......................                     19.1%                    49.5%
Risk-based capital
  Tier 1................................................                     20.1%                    92.3%
  Total.................................................                     21.6%                    93.6%
Average loans to average deposits.......................                     93.9%                    91.9%
Average equity to average assets........................                     25.5%                    73.4%


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         We were incorporated in August 1997 for the purpose of forming and operating ebank, formerly known as Commerce Bank, a federal savings bank. We completed our initial public offering in July 1998, raising $14.7 million, with net proceeds after offering expenses of $13.7 million, and we obtained final FDIC and Office of Thrift Supervision approvals to open ebank in August 1998. ebank opened for business on August 17, 1998. Initially, we operated ebank as a traditional community bank, emphasizing personalized service and the banking needs of individuals and small businesses. From the outset, however, we intended to enhance our delivery of these services through the use of state-of-the-art technology. We also planned to capitalize on the flexibility provided by our thrift charter to pursue strategic opportunities in related areas of commerce.

         We have grown rapidly since we opened in August 1998. We also expect to grow even more rapidly now that we have commenced our marketing and advertising campaign and are beginning to implement our new strategy. However, the following discussion only reflects our growth through December 31, 1999, before the full implementation of our new strategy. In addition, we have omitted information from our discussion for the period from our inception, August 22, 1997 through December 31, 1997, because we did not commence operations until August 17, 1998, and this information would not be meaningful. The following discussion should be read with these points in mind. The following discussion also should be read in conjunction with our consolidated financial statements and the other financial data included in this annual report.

Results of Operations

         Net Income. We completed our first full year of operations in 1999. We incurred a loss of $(2,678,000), or $(1.82) per share for the year ended December 31, 1999. We earned $1,909,000 in net interest income and $280,000 in noninterest income for the year, but these amounts were offset by noninterest expense of $4,302,000, and a provision for possible loan losses of $565,000.

         Our net loss for the year ended December 31, 1998 was $(1,041,000), or $(1.48) per share. We earned net interest income of $467,000 for the period, but this amount was offset by noninterest expense of $1,259,000, and a provision for possible loan losses of $165,000. Our net loss included approximately $503,000 in pre-opening expenses we incurred in preparing the bank for opening. The pre-opening expenses also included $85,000 in organizational costs we expensed due to a change in an accounting principle for organizational costs. We had deferred these costs at December 31, 1997. The loss also includes $646,000 in salaries and employee benefit expenses, as we became fully staffed in early August 1998 for training in preparation of the bank's opening on August 17, 1998.

         Net Interest Income. Our primary source of revenue is net interest income, which is the difference between income on interest-earning assets and expense on interest-bearing liabilities. Our net interest income was $1,909,000 for the year ended December 31, 1999. Net interest spread, the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.09% for the year ended December 31, 1999. Our net interest margin, which is net interest income divided by average interest-earning assets, was 4.63% for the year ended December 31, 1999. Average loans comprised 72.0% of our average earning assets in 1999.

         Our net interest income totaled $467,000 for the year ended December 31, 1998, which included operations beginning on August 17, 1998, the date we opened the bank. Our net interest spread was 1.05% and our net interest margin was 5.09% for the year ended December 31, 1998.

         Since loans often provide a higher yield than other types of earning assets, in the long term we intend to increase our loan portfolio as a percentage of our total earning assets. In the short term, however, we anticipate that the amount of deposits we generate through our Internet strategy will exceed the amount of loans we will originate through our ebank.com centers. In this event, we would invest the excess funds in investment securities or loans we purchase from other banks.

         Average Balances, Income and Expenses, and Rates. The following table depicts, for the periods indicated, information related to our average balance sheet. The average yields on assets and average costs of liabilities represent the annualized rates for December 31, 1999 and 1998. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities. We derived average balances from daily averages. We had only one nonaccrual loan totaling $93,000 during these periods.

                Average Balances, Income and Expenses, and Rates

                                                        Year Ended December 31,                Year Ended December 31,
                                                                 1999                                    1998
                                                ----------------------------------------  -----------------------------------
                                                Average            Income/    Yield/            Average    Income/    Yield/
                                                       Balance     Expense     Rate             Balance    Expense      Rate
                                                ----------------------------------------  -----------------------------------
                                                                           (Dollars in thousands)

Assets
Interest Earning assets:
   Loans..................................      $      29,713  $     2,823      9.50%     $     2,114   $     207     9.82%
   Investment securities..................              5,000          249      4.97              923          47     5.04
   Federal funds sold.....................              6,551          318      4.85            6,140         323     5.27
                                                -------------  -----------    ------      -----------   ---------  -------
        Total interest earning assets                  41,264        3,390      8.22            9,177         577     6.29
   Other assets...........................              2,080                                     624
                                                -------------                             -----------
     Total assets.........................      $      43,344                             $     9,801
                                                =============                             ===========

Liabilities
   Interest-bearing liabilities:
   Interest-bearing transaction accounts..      $       1,225           34      2.81%     $     1,963          99     4.99%
   Money market accounts..................             14,326          724      5.05              --           --       --
   Savings deposits.......................                 24            1      2.36              --           --       --
   Time deposits..........................             13,030          701      5.38              --           --       --
   Other short-term borrowing.............                246           21      8.39              140          12     8.67
                                                -------------  ----------- ---------      -----------   ---------  -------
   Total interest-bearing liabilities.....             28,851        1,481      5.13            2,103         110     5.24
   Noninterest-bearing deposits...........              3,048                                     337
   Other liabilities......................                398                                     170
   Shareholders' equity...................             11,047                                   7,191
                                                -------------                             -----------
   Total liabilities and shareholders'
     equity                                     $      43,344                             $     9,801
                                                =============                             ===========
                                                                           ----------
   Net interest spread....................                                      3.09%                                 1.05%
                                                               ----------- ==========                   ---------  ========
   Net interest income/margin.............                     $     1,909      4.63%                   $     467     5.09%
                                                               =========== ==========                   =========  ========


          Interest Rate Sensitivity. A significant portion of our assets and liabilities are monetary in nature, and consequently they are very sensitive to changes in interest rates. This interest rate risk is our primary market risk exposure, and it can have a significant effect on our net interest income and cash flows. We review our exposure to market risk on a regular basis, and we manage the pricing and maturity of our assets and liabilities to diminish the potential adverse impact that changes in interest rates could have on our net interest income.

          One monitoring technique we employ is the measurement of our interest rate sensitivity "gap," which is the difference between the amount of interest-earning assets and interest-bearing liabilities that mature or may reprice within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a "gap" basis, we currently are liability-sensitive over the cumulative one-year time frame as of December 31, 1999. However, gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.

          Net interest income is also affected by other significant factors, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities. We perform asset/liability modeling to assess the impact of varying interest rates and the impact that balance sheet mix assumptions will have on net interest income. We attempt to manage interest rate sensitivity by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities that reprice in the same time interval helps us to hedge risks and minimize the impact on net interest income of rising or falling interest rates. We evaluate interest sensitivity risk and then formulate guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

We anticipate that a large portion of our deposits will be obtained over the Internet, and that these deposits will be generally more susceptible to withdrawal by depositors who are particularly rate-sensitive. To manage the interest rate risk associated with these deposits, we have implemented the following strategies:

o We will attempt to minimize the amount of long-term, fixed rate residential mortgages that we hold in our loan portfolio;

o We will price our loans to encourage borrowing at variable interest rates and, when necessary, we will price fixed rate commercial loans so that we obtain favorable pricing on the loans in exchange for providing a fixed rate; and

o We will maintain a short duration in our investment portfolio to lower the average maturity of our assets to more closely match the average maturity of our liabilities.

In structuring our assets, we expect our loan portfolio to have a large portion of variable rate loans, while our investment portfolio will be limited to average maturities of two to four years. We expect a significant portion of our fixed rate assets to be funded by either noninterest bearing commercial deposits, less interest rate-sensitive retail transaction accounts, or cash generated by future capital raising efforts, if necessary. We will fund our variable rate assets with money market deposits and certificates of deposit. Since certificates of deposit generally are concentrated in one-year maturities, the average remaining maturities of these deposits at any one time should be approximately six months, providing a reasonable funding match for shorter-term and variable and adjustable rate assets. We believe this balance sheet strategy will manage our gap risk within acceptable levels of risk.

         The following tables summarize the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999 and 1998 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated in the following tables, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

Interest Rate Sensitivity Analysis

                                                                         December 31, 1999
                                         -----------------------------------------------------------------------------------
                                                            After three but       After one       After five
                                            Within              within           but within        years or
                                         three months        twelve months       five years      nonsensitive      Total
                                         --------------    ------------------    ------------    --------------  -----------
                                                                         (Dollars in thousands)
Assets
 Interest-earning assets:
   Loans............................     $     25,790      $      2,971          $   14,018      $   5,885       $  48,664
   Investment securities............              995                --                  --            213           1,208
   Federal funds sold ..............              620                --                  --             --             620
                                         ------------      ------------          ----------      ---------       ---------
     Total interest-earning assets..     $     27,405      $      2,971          $   14,018      $   6,098       $  50,492
                                         ============      ============          ==========      =========       =========

Liabilities
 Interest-bearing liabilities:
 Interest-bearing deposits

   Money market and NOW
     Accounts.......................     $     14,154      $         --          $       --      $      --        $ 14,154
   Savings deposits.................
                                                   21                --                  --             --              21
   Time deposits....................              425            20,731               2,361             --          23,517
                                         ------------      ------------          ----------      ---------       ---------
     Total interest-bearing deposits           14,600            20,731               2,361                         37,692
   Other short-term borrowings......              240                --                  --             --             240
                                         ------------      ------------          ----------      ---------       ---------
     Total interest-bearing liabilities  $     14,840      $     20,731          $    2,361      $               $  37,932
                                         ============      ============          ==========      =========       =========

 Interest rate sensitivity gap per
   period...........................     $     12,565      $    (17,760)         $   11,657      $   6,098       $  12,560
                                         ============      =============         ==========      =========       =========
 Cumulative interest rate sensitivity
   gap..............................     $     12,565      $     (5,195)         $    6,462      $  12,560       $  12,560
                                         ============      =============         ==========      =========       =========
Ratio of interest sensitivity  gap to
total earning assets................            24.88%           (35.17)%             23.09%         12.08%
Ratio of cumulative gap to total
  earning assets....................            24.88%           (10.29)%             12.80%         24.88%





                                                                         December 31, 1998
                                         -----------------------------------------------------------------------------------
                                                            After three but       After one      After five
                                             Within             within           but within       years or
                                          three months       twelve months       five years     nonsensitive       Total
                                         ---------------   ------------------    ------------  ----------------  -----------
                                                                         (Dollars in thousands)
Assets
 Interest-earning assets
   Loans............................     $      5,122      $        763          $    2,822      $   1,699       $  10,406
   Investment securities............            3,986                --                  --            176           4,162
   Federal funds sold ..............            9,320                --                  --             --           9,320
                                         ------------      ------------          ----------      ---------       ---------
     Total interest-earning assets..     $     18,428      $        763          $    2,822      $   1,875       $  23,888
                                         ============      ============          ==========      =========       =========

Liabilities
 Interest-bearing liabilities
 Interest-bearing deposits
   Money market and NOW
     Accounts.......................     $      5,210      $         --          $       --      $      --       $   5,210
   Savings deposits.................               19                --                  --             --              19
   Time deposits....................               50             6,318                 178             --           6,546
                                         ------------      ------------          ----------      ---------       ---------
     Total interest-bearing deposits            5,279             6,318                 178             --          11,775
      Other short-term borrowings...               --                --                  --             --              --
                                         ------------      ------------          ----------      ---------       ---------
     Total interest-bearing liabilities  $      5,279      $      6,318          $      178      $      --       $  11,775
                                         ============      ============          ==========      =========       =========

 Interest rate sensitivity gap per
   period...........................     $     13,149      $     (5,555)         $    2,644      $   1,875       $  12,113
                                         ============      =============         ==========      =========       =========
 Cumulative interest rate sensitivity
   gap..............................     $     13,149      $      7,594          $   10,238      $  12,113       $  12,113
                                         ============      ============          ==========      =========       =========
Ratio of interest sensitivity gap to
total earning assets................            55.04%           (23.25)%             11.07%          7.85%
Ratio of cumulative gap to total
earning assets......................            55.04%            31.79%              42.86%         50.71%

Rate/Volume Analysis of Net Interest Income. The following table reflects the effect on interest income, interest expense, and net interest income, in the periods indicated, of changes in average balance and rate from the corresponding prior period. We have determined the effect of a change in average balance by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. We have included changes resulting from average balance/rate variances in changes resulting from rate. The balance of the change in interest income or expense and net interest income is attributed to a change in average rate.



Rate / Volume Analysis

                                                             Year Ended December 31, 1999
                                                      as compared to the Year Ended December 1998
                                                  ----------------------------------------------------
                                                    Net Increase        Increase        Increase
                                                     (Decrease)        (Decrease)      (Decrease)
                                                                        Due to Rate Due to Volume
                                                  ----------------------------------------------------
                                                                    (Dollars in thousands)
Assets
Interest earning assets
   Loans......................................    $       2,616     $       (93)    $      2,709
   Investment securities......................              (75)            (15)             (60)
   Federal funds sold.........................              271             (12)             283
                                                  -------------     ------------    ------------
      Total interest income...................            2,812            (120)           2,932
                                                  -------------     ------------    ------------

Interest-bearing liabilities--deposits.........            1,362             (32)           1,330
Short-term borrowing..........................                9              --                9
                                                  -------------     -----------     ------------
     Total interest expense...................            1,371             (32)           1,339
                                                  -------------     ------------    ------------

Change in net interest income.................    $       1,441     $      (152)    $      1,593
                                                  =============     ============    ============


We have not included a comparison of the 1998 results to the 1997 results because the consolidated company was not operational as of December 31, 1997.

         Provision and Allowance for Loan Losses. We have established an allowance for loan losses through a provision for loan losses charged to expense. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of such factors as the balance of impaired loans, changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and a review of specific problem loans. We adjust the amount of the allowance periodically based in changing circumstances. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance. A loan is impaired when it is probable that we will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices, or, for loans that are solely dependent on the collateral for repayment, the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and they may require us to record additions to the allowance based on their review of information available to them at the time of their examinations.

         At December 31, 1999, our allowance for loan losses amounted to $730,000, or 1.50% of outstanding loans. At December 31, 1998, our allowance for loan losses amounted to $165,000, representing 1.59% of outstanding loans. Our provision for loan losses for the years ended December 31, 1999 and 1998 was $565,000 and $165,000, respectively.

         We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion based on the borrower's financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. We had one non-performing loan totaling $93,000 at December 31, 1999 and no non-accrual, restructured, or non-performing loans at December 31, 1998. At December 31, 1999, we had four loans totaling $1,960,000 that were delinquent by more than 30 days. At December 31, 1998, we did not have any other loans that were delinquent by more than 30 days.

         We do not include loans that are current as to principal and interest in our nonperforming assets categories. However, we will still classify a current loan as a potential problem loan if we develop serious doubts about the borrower's future performance under the terms of the loan contract. We consider the level of potential problem loans in our determination of the adequacy of the allowance for loan losses. As noted above, on December 31, 1999 we only had one loan totaling $93,000 which we considered to be a potential problem loan. At
December 31, 1998 we did not have any loans we considered to be potential problem loans.

         The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

Allowance for Loan Losses

                                                               Year Ended            Year Ended
                                                               December 31,          December 31,
                                                                  1999                   1998
                                                           -------------------     ---------------
                                                                    (Dollars in thousands)

Average loans outstanding............................      $      29,713           $        2,114
                                                           =============           ==============
Loans outstanding at period end......................      $      48,664           $       10,425
                                                           =============           ==============
Total nonperforming loans............................      $          93           $           --
                                                           =============           ==============

Beginning balance of allowance.......................      $         165           $           --
Loans charged off....................................                 --                       --

Recoveries of previous charge-offs...................                 --                       --

Net loans charged-off................................                 --                       --
Provision for loan losses............................                565                      165
                                                           -------------           --------------
Balance at period end................................      $         730           $          165
                                                           =============           ==============

Net charge-offs to average loans.....................                 --                       --
Allowance as percent of total loans..................               1.50%                   1.59%
Nonperforming loans as a percentage of total loans...                .19%                     --%
Allowance as a percent of nonperforming loans........              784.9%                    N/A



At December 31, 1999 and 1998, the allowance was allocated as follows:

                                                                   Percentage of                      Percentage of
                                                 Year ended        loans in each      Year ended      loans in each
                                                December 31,        category to      December 31,      category to
                                                    1999            total loans          1998          total loans
                                                 ----------         -----------       ----------       -----------
Commercial..............................      $     181,860               24.91%  $       55,226             33.47%
Real Estate - individual................             43,400                5.95%          32,116             19.46%
Real Estate - commercial................            425,950               58.35%          56,420             34.19%
Installment loans to individuals........             48,790                6.68%          11,238              6.81%
Unallocated.............................             30,000                4.11%          10,000              6.06%
                                              -------------      ---------------    --------------   --------------
Total...................................      $     730,000              100.00%    $    165,000            100.00%
                                              =============      ===============    ==============   ==============

         Noninterest Income. Currently, our primary sources of noninterest income are mortgage origination fees and service charges on deposit accounts. We generated $209,450 and $33,829 in mortgage origination fees and deposit service charges, respectively, during the year ended December 31, 1999, which represented 74.8% and 12.1%, respectively, of the total noninterest income of $279,994 we earned during the year. On an annualized basis, our noninterest income represented only 0.53% of our total assets at December 31, 1999. This figure is relatively low because in order to attract new banking relationships, we have charged lower fees than most other banks. Our other sources of noninterest income included loan maintenance fees, bankcard fees, commissions on check sales, safe deposit box rent, ATM fees, wire transfer fees, and official check fees. Our noninterest income for the year ended December 31, 1998 was $662.

         Now that we have begun to implement our new ebank.com business plan, including our Internet business strategy and our ebank.com center strategy, we anticipate generating noninterest income from a number of other sources, including investment management fees, eSweep account fees, and fees related to our financial management and insurance products. We also anticipate generating noninterest income through a variety of nondeposit products, such as credit cards, business equipment leases, insurance, and securities brokerage services.

         Noninterest Expense. Our noninterest expense for the years ended December 31, 1999 and 1998 totaled $4,302,000 and $1,259,000, respectively. We incurred significant professional and other outside services expenses in 1999, including legal, advertising, and public relations expenses to establish, promote, and implement our revised Internet business strategy. The following table sets forth the primary components of noninterest expense for these periods. As we commenced banking operations on August 17, 1998, the expenses for the year ended December 31, 1998 include approximately $503,000 in pre-opening expenses.

                               Noninterest Expense

                                             Year Ended            Year Ended
                                             December 31,         December 31,
                                                  1999                1998
                                          -----------------    ---------------
                                                    (Dollars in thousands)

Salaries and other compensation.........         $   1,495      $       556
Employee benefits.......................               435               89
Net occupancy and equipment expense.....               592              156
Professional and other outside services.             1,086              224
Other expense...........................               694              234
                                                 ---------      -----------
Total...................................         $   4,302      $     1,259
                                                 =========      ===========

         Income Tax Expense. As of December 31, 1999, our cumulative net operating loss was approximately $3,794,000. We had a cumulative net operating loss carryforward of approximately $1,034,000 for financial reporting purposes and $678,000 for income tax purposes for the year ended December 31, 1998. Our ability to realize a deferred tax benefit as a result of net operating losses will depend upon whether we have sufficient taxable income of an appropriate character in the carryforward periods. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. We then establish a valuation allowance to reduce the deferred tax asset to the level that it is "more likely than not" that we will realize the tax benefit. We have fully offset the deferred tax assets resulting primarily from the provision for loan losses and the operating loss carry forwards by a valuation allowance in the same amount.

Analysis of Financial Condition

         Loans. Loans often provide higher yields than the other types of earning assets, and thus one of our goals is for loans to be the largest category of our earning assets. At December 31, 1999 and 1998, loans accounted for 97% and 44%, respectively of our earning assets. Loans averaged $29.7 million and $2.1 million for the years ended December 31, 1999 and 1998, respectively.

         The following table shows the composition of our loan portfolio by category:

                          Composition of Loan Portfolio

                                           December 31,                    December 31,
                                              1999                              1998
                                   ----------------------------      ----------------------------
                                                     Percent                          Percent
                                   Amount            of Total           Amount        of Total
                                   ------            --------           ------        --------
                                                    (Dollars in thousands)
Commercial, financial and
   Agricultural.................   $      12,644      25.98%         $       3,714      35.63%
Real estate-commercial..........          29,613      60.85%                 3,795      36.40%
Real estate-individual..........           3,019       6.20%                 2,160      20.72%
Consumer and other..............           3,388       6.97%                   756       7.25%
                                   -------------   ---------         -------------     ------
     Total loans................          48,664     100.00%                10,425     100.00%
                                                   =========                           =======
Less:
   Net deferred loan fees.......             (67)                              (19)
   Allowance for loan losses....            (730)                             (165)
                                   -------------                     -------------
     Total net loans............   $      47,867                     $      10,241
                                   =============                     =============

         In the context of this discussion, we define a "real estate loan" as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we limit our loan-to-value ratio to 80%. Our largest category of loans, commercial real estate loans, totaled $29.6 million and represented 61% of the loan portfolio at December 31, 1999, compared to $3.8 million and 36% at December 31, 1998. A significant portion of our commercial loans provide working capital to small businesses. Due to the short amount of time this loan portfolio has existed, the current ratios and amounts may not be indicative of the ongoing portfolio mix.

         The repayment of loans in the loan portfolio as they mature is one of our sources of liquidity. The following table sets forth our loans maturing within specified intervals at December 31, 1999 and 1998. This information is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Of course, loan renewals are subject to our review and credit approval, as well as modification of the original loan terms.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

                                                                          December 31, 1999
                                             ----------------------------------------------------------------------------
                                                                 Over One Year
                                               One Year             Through              Over Five
                                               or Less             Five Years              Years               Total
                                             -------------     -------------------     ---------------     --------------
                                                                       (Dollars in thousands)
Commercial, financial and agricultural.....  $    6,278        $         5,542         $       824         $    12,644
Real estate-commercial.....................       9,500                 13,286               6,827              29,613
Real estate-individual.....................         459                    928               1,632               3,019
All other loans............................       1,826                  1,180                 382               3,388
                                             ----------        ---------------         -----------         -----------
                                             $   18,063        $        20,936         $     9,665         $    48,664
                                             ==========        ===============         ===========         ===========

Loans maturing after one year with:
Fixed interest rates....................................................................................   $    20,981
Floating interest rates.................................................................................         9,620




                                                                          December 31, 1998
                                             ----------------------------------------------------------------------------
                                                                 Over One Year
                                               One Year             Through              Over Five
                                               or Less             Five Years              Years               Total
                                             -------------     -------------------     ---------------     --------------
                                                                       (Dollars in thousands)
Commercial, financial and agricultural.....  $    1,762        $         1,144         $       808         $     3,714
Real estate-commercial.....................       1,536                  1,516                 743               3,795
Real estate-individual.....................         435                    482               1,243               2,160
All other loans............................         481                    275                  --                 756
                                             ----------        ---------------         -----------         -----------
                                             $    4,214        $         3,417         $     2,794         $    10,425
                                             ==========        ===============         ===========         ===========

Loans maturing after one year with:
Fixed interest rates....................................................................................   $     3,420
Floating interest rates.................................................................................         2,791


         Investment Securities. Our investment securities portfolio represented 15% and 10% of our average earning assets for the years ended December 31, 1999 and 1998, respectively. We attempt to maintain a portfolio of high quality, highly liquid investments with returns competitive with short term U.S. Treasury or agency obligations. This objective will be particularly important as we continue to emphasize increasing the percentage of our loan portfolio to total earning assets. We have made most of our investments in securities of U.S. Government agencies with maturities less than one year. Other investments consist of investments in common stock in the Federal Home Loan Bank of Atlanta and in The Godfrey Bank.

         The following table summarizes the book value of securities for the dates indicated.

Securities Portfolio

                                      December 31,        December 31,
                                          1999                1998
                                    -----------------  -------------------
                                           (Dollars in thousands)
Available-for-sale
U.S. Government agencies.........   $       995        $      3,986
Common stock.....................           150                 150
Other stock......................            63                  26
                                    -----------        ------------
Total............................   $     1,208        $      4,162
                                    ===========        ============

         The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 1999 and 1998.

             Investment Securities Maturity Distribution and Yields

December 31, 1999
-----------------
                                                                  After One
                                                                 But Within                   After
                                  Within One Year                Five Years                Five Years
                              -------------------------    ------------------------  ------------------------
                                 Amount         Yield        Amount        Yield       Amount       Yield
                              -------------    --------    ------------   ---------  ----------- ------------
                                                             (Dollars in thousands)
Available-for-sale:
   U.S. government
     agencies..............   $      995         5.43%     $     --              %   $      --         --%
   Common stock (1)                   --         --              --         --             150         --
   Other stock.............           --         --              --                         63       7.75
                              ----------       ------        --------    ---------  ----------   ---------
     Total investment
        securities.........   $      995         5.43%     $     --              %   $     213       7.75%
                              ==========       ======        ========    =========  ==========   =========



December 31, 1998
-----------------
                                                                  After One
                                                                 But Within                   After
                                  Within One Year                Five Years                 Five Years
                              -------------------------    ------------------------   -----------------------
                                 Amount         Yield        Amount        Yield        Amount       Yield
                              -------------    --------    ------------   ---------   -----------   ---------
                                                          (Dollars in thousands)
Available-for-sale:
   U.S. government
     agencies..............   $    3,986         5.00%     $     --             %      $     --          --%
   Common stock (1)                   --         --              --           --            150          --
   Other stock.............           --         --              --           --             26        7.50
                              ----------         -----     --------       -------     ---------        -----
Total investment
        securities.........   $    3,986         5.00%     $     --             %     $     176        7.50%
                              ==========         =====     ========       =======     =========        =====

         (1) Yield based on dividends paid.

         Short-Term Investments. Our short-term investments, which consist of federal funds sold, averaged $6.6 million and $6.1 million for the years ended December 31, 1999 and 1998. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

         Deposits and Other Interest-Bearing Liabilities. Average interest-bearing liabilities totaled $2.1 million, or 21.5% of average assets in 1998. Interest-bearing liabilities averaged $28.9 million, or 66.6% of average assets, for the year ended December 31, 1999, reflecting our general growth during our first full year of operations.

         Deposits. Average interest-bearing deposits totaled $28.6 million and $2.0 million for the years ended December 31, 1999 and 1998. At December 31, 1999, total deposits were $41.6 million and averaged $31.9 million for the year then ended. The following table sets forth our deposits by category for the periods indicated.

                                                 Deposits

                                                December 31,                     December 31,
                                                    1999                             1998
                                        ------------------------------ ---------------------------------
                                                         Percent of                         Percent of
                                           Amount         Deposits          Amount           Deposits
                                        -------------   -------------- ------------------   ------------
                                                             (Dollars in thousands)

         Demand deposit accounts......  $     3,918             9.42%  $      1,025               8.01%
         NOW accounts.................        1,175             2.82%           653               5.10%
         Money market accounts........       12,980            31.19%         4,558              35.60%
         Savings accounts.............           21             0.05%            19               0.15%
         Time deposits
           less than $100,000.........       14,290            34.34%         3,612              28.21%
         Time deposits
           of $100,000 or over........        9,227            22.18%         2,935              22.93%
                                        -----------            ------  ------------              ------
           Total deposits.............  $    41,611           100.00%  $     12,801             100.00%
                                        ===========           =======  ============             =======

         The  following   table  reflects  the  maturity   distribution  of  our
certificates of deposit of $100,000 or more at December 31, 1999 and 1998.

           Maturities of Certificates of Deposits of $100,000 or more

                                                   After Six
                            Within   After Three    Through
                             Three     Through      Twelve   After Twelve
                            Months    Six Months    Months     Months      Total
                          --------  ------------ ----------   --------   -------
           (Dollars in thousands)

December 31, 1998......    $   --    $    --      $ 2,833     $   102   $  2,935
                           ======    =======      =======     =======   ========
December 31, 1999......    $  317    $ 1,276      $ 6,683     $   951   $  9,227
                           ======    =======      =======     =======   ========

         Borrowed funds. At December 31, 1999 and 1998, we had outstanding balances of $240,000 (consisting of federal funds purchased) and $0, respectively. During 1997 and 1998, we had a line of credit with a bank that was used to finance the purchase of leasehold improvements and furniture, fixtures, and equipment and to pay operating expenses we incurred while still in organization. The maximum amount of borrowings outstanding at any month end was $377,000. The average rate we paid on short-term borrowings for the years ended December 31, 1999 and 1998 was 6.31% and 8.50%, respectively. We repaid the pre-opening line of credit in full once we were capitalized in 1998. We did not have any other outstanding balances in borrowed funds as of December 31, 1998.

                                     Capital

         Total shareholders' equity at December 31, 1999 and 1998 was $9.9 million, compared with shareholders' equity $12.6 million, as of December 31, 1998. This decrease was attributable to a net loss for the year ended December 31, 1999 of $(2,677,694) and a $1,411 decrease in the market value of investment securities available-for-sale.

         We are subject to various regulatory capital requirements administered by the federal banking agencies. Our failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, under regulatory guidelines, ebank, our banking subsidiary, may not pay a dividend to ebank.com, Inc., if doing so would cause ebank to be less than adequately capitalized.

         Quantitative measures established by regulation to ensure capital adequacy require ebank to maintain minimum amounts and ratios. The primary regulatory agency for ebank, the Office of Thrift Supervision, requires ebank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 3.0%, and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 1999, ebank had total, core, tangible, and Tier 1 capital to risk weighted assets ratios of 15.7%, 13.8%, 13.8% and 14.4%, respectively. We believe that ebank currently meets all the capital adequacy requirements to which it is subject and is well capitalized under the regulatory framework for prompt corrective action.

Liquidity Management

         Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in our market area. In addition, liability liquidity is provided through the ability to borrow against approved lines of credit (federal funds purchased) from correspondent banks and to borrow on a secured basis through securities sold under agreements to repurchase.

         We sold 1,469,250 shares during our initial public offering in 1998, with net proceeds after offering expenses of $13.7 million. We used approximately $8.5 million of the proceeds of the offering to capitalize ebank, and we retained the remaining offering proceeds to provide working capital for ebank.com, Inc. With the successful completion of the initial public offering, we have maintained a high level of liquidity that has been adequate to meet planned capital expenditures, as well as providing our necessary cash requirements for operations. Our funds sold position, which is usually our primary source of liquidity, averaged $5.0 million and $6.1 million for the years ended December 31, 1999 and 1998, respectively. The actual funds sold position was $.6 million and $9.3 million on December 31, 1999 and 1998, respectively.

         We regularly review our liquidity position and have implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

                               Accounting Matters

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS 133, which is effective for fiscal years beginning after June 15, 2000, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value must be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. We do not expect the adoption of SFAS 133 to have a significant effect on our financial condition or results of operations.

Year 2000

         Like many financial institutions, we rely on computers to conduct our business and information systems processing. Industry experts were concerned that on January 1, 2000, some computers would not be able to interpret the new year properly, causing computer malfunctions. Although this did not happen, some experts remain concerned that computer malfunctions may occur on other key dates during 2000, such as October 10, 2000.

         In accordance with bank regulatory guidelines, we developed and executed a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We rely on third party vendors to supply our computer and telecommunication systems and other office equipment, and to process our data and account information. Because we commenced operations only last year, we had the ability to choose vendors that we believed to be ready for the Year 2000. Our Year 2000 plan extends to all of our vendors, including our vendors for core data processing system, ATM hardware, account origination software, telephone systems, and suppliers of office equipment, such as copy and fax machines. Under our plan, we reviewed the test results, assurances, and warranties of all of these vendors, and we believe that all these systems are Year 2000 compliant. Our technology and processing vendors work with many other financial institutions, all of which, like us, are required by their bank regulators to be Year 2000 compliant. Because our systems are substantially similar to those used in many other banks, we believe that the scrutiny imposed by our regulatory and the banking industry in general have significantly reduced the Year 2000 related risks we might otherwise have faced.

         We incurred approximately $30,000 in expenses in 1999 to implement our Year 2000 plan. Under our plan, we will continue to monitor the situation throughout 2000. We are executing this plan under the supervision of our chief financial officer and vice president of operations, with oversight from our board of directors.

         Our agreements with each of our primary vendors include contractual assurances and warranties regarding Year 2000 compliance. Some of these warranties are limited by disclaimers of liability which specifically exclude special, incidental, indirect, and consequential damages. These limitations could limit our ability to obtain recourse against a vendor who is not Year 2000 compliant by excluding damages for things such as lost profits and customer lawsuits.

         We  have  also   evaluated   our  worst  case  scenario  and  developed
contingency plans in case Year 2000 issues do arise. In the worst case, our systems would be down for a period of time and we would be required to complete all transactions and keep all records manually. We will have all required forms and procedures in place for manual processing, and believe we can do this for at least a week without serious disruption of our business. We do not believe we will encounter any issues that cannot be resolved within this period. Any affected systems which cannot be fixed will be replaced with alternatives, although this is unlikely to be necessary.

         The Year 2000 issue may also negatively affect the business of our customers, but to date we are not aware of any material Year 2000 issues affecting them. We include Year 2000 readiness in our lending criteria to minimize risk. However, this will not eliminate the issue, and any financial difficulties our customers' experience caused by Year 2000 issues could impair their ability to repay loans to the bank.

         We did not have any significant Year 2000 problems on January 1, 2000, and we do not expect to experience any significant Year 2000 problems. We also believe that we will be able to continue to operate the business if one or more of our vendors experience unanticipated Year 2000 problems.

Item 7.  Financial Statements.
------------------------------
The financial statements are located at the end of this Form 10-K.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
--------------------------------------------------------------------------------

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

                        Executive Officers and Directors

         The following table presents information about our executive officers, key employees, and directors as of December 31, 1999:

      Name                     Age   Position
      ----                     ---   --------
      Richard A. Parlontieri   54    Chairman and Chief Executive Officer,
                                     Class III Director
      Louis J. Douglass, III   55    President and Chief Executive Officer of
                                     ebank, Class II Director
      Mark D. Little           40    Chief Financial Officer
      Lawrence W. Bourne       52    Senior Vice President and Senior Credit
                                     Officer of ebank
      Melissa Ricketts         31    Vice President of Operations/Technology
      William W. Klenk         42    Vice President of Internet Banking Services
      Gary M. Bremer           60    Class II Director
      Richard C. Carter        50    Class II Director
      Terry L. Ferrero         48    Class I Director
      Stephen R. Gross         52    Class III Director
      G. Webb Howell           46    Class I Director
      Frank E. Perisino        55    Class III Director

         Richard A. Parlontieri has served as our chairman and chief executive officer since our formation in August 1997. From July 1994 until January 1998, Mr. Parlontieri was president and chief executive officer of Habersham Resource Management, a consulting firm in the financial services industry. He was an organizer of Fayette County Bank and served as a director of that bank until December 1998. Mr. Parlontieri has been one of our directors since our formation. He was also an organizer and is a director of ebank.

         Louis J. Douglass, III has been the president and chief executive officer of ebank since it opened in August 1998. From 1993 until he joined ebank, he served as a director and an executive vice president of Regions Bank, Forsyth County, Georgia (formerly Peoples Bank of Forsyth, an affiliate of First National Bancorp, Gainesville, Georgia), where he was responsible for branch managers, commercial lenders, the construction lending department, loan operations, and day-to-day activities of managing the bank. Prior to his community bank experience, Mr. Douglass worked for Citizens and Southern National Bank for over 20 years.

While at C&S, he was responsible for both the commercial and retail sides of the bank in several districts which ranged in size from 16 to 24 branches. Mr. Douglass was also an organizer and is a director of ebank.

         Mark D. Little has served as our chief financial officer since June 1998. From April 1997 until he joined us in June 1998, Mr. Little was vice president at HomeBanc Mortgage Corporation, which originates residential mortgages. From December 1995 to April 1997, he served as chief financial officer of Bank of North Georgia, a federal savings bank in Atlanta, Georgia. From July 1993 to December 1995, Mr. Little served as controller of The Peoples Bank of Forsyth County. Mr. Little is a certified public accountant, and his experience includes asset liability management, strategic business planning, and financial reporting.

         Lawrence W. Bourne has served as the senior vice president and senior credit officer of ebank since June 1998. From 1996 until he joined ebank, Mr. Bourne served as a commercial lender at Regions Bank. He also served as a Senior Credit Officer from 1987 to 1994 for Merchant Bank (acquired by Bank South in
1994) and Bank South. Mr. Bourne served as a credit officer for Citicorp in Atlanta. Mr. Bourne has over 27 years of commercial lending and credit management experience, having worked with money center, regional, community banks as well as with national commercial equipment lending companies.

         Melissa Ricketts has served as our Vice President of Operations and Technology since June 1998. Ms. Ricketts is responsible for all areas representing loan and deposit operations from backend processing to front line management. She also manages the maintenance and implementation of all our information systems. Prior to joining ebank.com, Ms. Ricketts served in loan operations from 1991 through 1998 at Premier Bancshares in Atlanta, Georgia and was an integral part of their mergers and acquisitions team. She adds more than ten years experience in developing, testing, and evaluating banking hardware/software in a variety of banking environments. She is certified in ISS RealSecure Network Security Software and is a certified analyst in banking conversions.

         William W. Klenk joined ebank.com in February 1999 as Vice President of Internet Banking Services, bringing more than a decade of Internet, operations, and financial services experience to the bank. Mr. Klenk is currently responsible for the day-to-day management of all Internet-related operations, including the strategic direction and implementation of new Internet bank products and technologies, management of our Web site, and the construction and development of a reporting system to facilitate our sales and marketing efforts. Prior to joining ebank.com, Mr. Klenk served as a database developer at HomeBanc Mortgage Corporation from 1996 to 1999, and as Vice President - Finance at Banas Mortgage Corporation from 1993 to 1996.

         Gary M. Bremer has been one of our directors since our formation in August 1997. From October 1996 until he retired in July 1998, Mr. Bremer was the chairman of Simione Central Holdings, Inc., a publicly traded information systems and management services company in the home health industry. He also served as Simione Central's chief executive officer from October 1996 to April 1997. From 1978 until October 1996, Mr. Bremer served as president and chief executive officer of Central Health Holding Company, Inc. and its subsidiary, Central Health Services, Inc. He is the co-founder and a director for the Foundation for Medically Fragile Children, a member of the board for the Foundation for Hospice and Home Care, and a co-founder of the HUG Center (a non-profit organization which provides day care services to chronically ill children). Until December 1998, Mr. Bremer was a director of Fayette County Bank. Mr. Bremer was also an organizer and is a director of ebank.

         Richard C. Carter has been one of our directors since our formation in August 1997. Since October 1998, Mr. Carter has served as a health care development manager with State Farm Life Insurance. From 1996 until he joined State Farm, Mr. Carter was a vice president of marketing with Life of the South Insurance Company. He has over 20 years experience in marketing and management of health and financial services insurance products. Mr. Carter was also an organizer and is a director of ebank.

         Terry L. Ferrero has been one of our directors since our formation in August 1997. Since 1991, Mr. Ferrero has served as president and chief executive officer of American Wholesale Building Supply Company, a wholesale distributor of building supplies in Georgia, Alabama, Florida, South Carolina, and Tennessee. From

1976  until he founded  American  Wholesale  in 1991,  Mr.  Ferrero  was a sales
executive   with  the  Building   Products   Division  of  United  States  Steel
Corporation. Mr. Ferrero was also an organizer and is a director of ebank.

         Stephen R. Gross has been one of our directors since September 1998. Mr. Gross is a co-founder of HLB Gross Collins, P.C., a full-service CPA firm in Atlanta, Georgia, and has been a member of that firm since 1979. Mr. Gross also serves as a director of M2 Direct, Inc., a direct marketing company; the Concert Investment Series Funds, a $7 billion family of mutual funds managed by Salomon Smith Barney, Inc.; Ikon Ventures, Inc., a public specialty chemical company based in London; and SuperCorp, Inc., a financial services company. Mr. Gross was also an organizer and is a director of ebank.

         G. Webb Howell, who has been one of our directors since our formation in August 1997, is an agency field executive for State Farm Insurance in Marietta, Georgia. Mr. Howell has been in the State Farm organization since 1974. He was an organizer of Fayette County Bank and served as a director of that bank until December 1998. Mr. Howell was also an organizer and is a director of ebank.

         Frank E. Perisino has been one of our directors since our formation in August 1997. Since 1983, Mr. Perisino has owned and operated FMK Enterprises, Inc., which operates X-Press Car Rental and Leasing in Atlanta, Georgia, and the National Car rental franchise for Albany, Georgia. Mr. Perisino also owns
X-Press Car Rental, Inc., a Florida corporation. He has held management positions with Hertz and Budget Rent-A-Car, and has worked as a consultant to car rental companies throughout the East Coast. Mr. Perisino was also an organizer and is a director of ebank.

      Compliance with Section 16(a) of the Securities Exchange Act of 1934

         As required by Section 16(a) of the Securities Exchange Act of 1934, the company's directors, its executive officers, and certain individuals are required to report periodically their ownership of the company's common stock and any changes in ownership to the SEC. Based on a review of Forms 3, 4, and 5 and any representations made to the company, it appears that all such reports for these persons were filed in a timely fashion during 1999.

Item 10.  Executive Compensation.
---------------------------------

                Compensation of Directors and Executive Officers

Summary of Cash and Certain Other Compensation

         Executive Compensation. The following table shows the cash compensation we paid to the chief executive officer and president of each of ebank.com, Inc. and ebank for the years ended December 31, 1997, 1998, and 1999. We did not have any other executive officers who earned total annual compensation, including salary and bonus, in excess of $100,000 in 1999.



                           Summary Compensation Table

                                                                                                     Long Term Compensation
                                                                    Annual Compensation                      Awards
                                                            --------------------------------------   -----------------------
                                                                                      Other annual    Number of Securities
Name and Principal Position                    Year         Salary         Bonus      compensation     Underlying Options
---------------------------                    ----         ------         -----      ------------     ------------------
Richard A. Parlontieri                         1999     $   125,000     $ 15,000     $     13,095            47,000
Chairman and Chief Executive                   1998     $   125,000                  $     11,000
    Officer of ebank.com, Inc.                 1997     $    41,664                  $        600

Louis J. Douglass, III                         1999     $   110,000                  $     15,375            22,000
President and Chief Executive                  1998     $   110,000     $ 15,000     $     11,000
    Officer of ebank                           1997     $     9,167                  $        600

Lawrence W. Bourne                             1999     $    95,000                  $      5,664            10,000
Senior Vice President and Senior               1998     $    46,871                  $      3,047
    Credit Officer of ebank                    1997     $         0

         Employment Agreements. In March 2000, we entered into an employment agreement with Mr. Parlontieri, which was approved by the Office of Thrift Supervision, and which includes the following principal terms:

Richard A. Parlontieri

o        Serves as chairman and chief executive officer of ebank.com, Inc.;

o        Base salary of $175,000 in 2000, which may be increased periodically;

o Term of three years, which is extended automatically for additional one year periods upon written notice of either party;

o        Opportunity  for  incentive   compensation  based  on  criteria  to  be
         established by the compensation committee of the board of directors;

o        Participates in retirement, welfare, and other benefit programs;

o        Entitled to life and health insurance;

o        Receives reimbursement for travel and business expenses;

o During his employment with us and for two years following termination of his employment, Mr. Parlontieri may not (i) solicit any of our customers for the purpose of providing any competitive product or service, (ii) solicit or induce any of our employees for employment, or
         (iii) disclose any of our confidential information of ebank.com, Inc.; and

o Prohibits Mr. Parlontieri from disclosing any of our trade secrets during or after his employment.


We also have entered into an employment agreement with Mr. Douglass, which was approved by the Office of Thrift Supervision, and which includes the following principal terms:

Louis J. Douglass, III

o        Serves as president and chief executive officer of ebank;

o Base salary of $125,000 in 2000, which may be increased periodically, plus yearly medical insurance premium;

o        Term of three years, commencing November 18, 1997;

o        Opportunity  for  incentive   compensation  based  on  criteria  to  be
         established by our board of directors;

o        Participates in retirement, welfare, and other benefit programs;

o        Entitled to life and health insurance;

o        Receives reimbursement for travel and business expenses; and

o During his employment with us and for 12 months following termination of his employment, Mr. Douglass may not (i) be employed in the banking business as a director, officer at the vice president level or higher, or organizer or promoter of, or provide executive management services to, any financial institution within a ten mile radius of our offices,
         (ii) solicit major customers of the bank for the purpose of providing financial services, or (iii) solicit employees of the bank for employment.

Option Grants In Last Fiscal Year

         At the 1999 annual shareholders meeting, our shareholders approved the 1998 Stock Incentive Plan, under which the we may grant options to our officers, directors, and employees. The following table sets forth information concerning each grant of stock options to Mr. Parlontieri, Mr. Douglass, and Mr. Bourne during the year ended December 31, 1999.

                             Number of     Percent of
                            Securities    Total Options
                            Underlying     Granted to   Exercise or
                              Options     Employees in   Base Price   Expiration
                            Granted (#)    Fiscal Year     ($/SH)        Date
                          -------------- -------------  -----------  -----------

Richard A. Parlontieri...    12,000           9.2%        $ 10.00     2009

Richard A. Parlontieri...    35,000          26.9%        $ 12.00     2009

Louis J. Douglass, III...    12,000           9.2%        $ 10.00     2009

Louis J. Douglass, III...    10,000           7.7%        $ 12.00     2009

Lawrence W. Bourne.......     3,000           2.3%        $ 10.00     2009

Lawrence W. Bourne.......     7,000           5.4%        $ 12.00     2009

------------------------
Mr. Parlontieri's and Mr. Douglass' 12,000 share option grants and Mr. Bourne's 3,000 share option grant vest equally over a three year period beginning September 1, 1998. Mr. Parlontieri's 35,000 share option grant and Mr. Bourne's 7,000 share option grant vest completely on September 1, 2001. Mr. Douglass' 10,000 share option grant vests 40% on September 1, 1999 and 30% on September 1, 2000 and 2001 respectively.


Aggregated Option Exercise and Year-end Option Values


                                   Number of Unexercised Securities            Value of Unexercised In-the-Money
                              Underlying Options at Fiscal year End (#)        Options at Fiscal Year End ($)(1)
                             -------------------------------------------   -------------------------------------
Name                            Exercisable           Unexercisable            Exercisable          Unexercisable
----                            -----------           -------------            -----------          -------------
Richard A. Parlontieri              4,000                 43,000           $         0          $         0
Louis J. Douglass, III              8,000                 14,000           $         0          $         0
Lawrence W. Bourne                  1,000                  9,000           $         0          $         0

-----------------------------
(1) The last trade of which the Company is aware prior to March 31, 2000 was at $6.00. Consequently, none of these options are considered to be in-the-money.

Director Compensation

         Our policy is to award options to purchase common stock to our directors for their service on the board of directors. In January 1999, we granted each of our directors options to acquire 12,000 shares of common stock at an exercise price of $10.00, which exceeded the fair market value of the common stock on the effective date of grant, January 25, 1999. Each of these options includes the following features:

o        An exercise period of ten years;

o A three-year vesting term, beginning September 1, 1998, the date the plan was adopted;

o        Restrictions on transferability; and

o A provision allowing the Office of Thrift Supervision to require the optionee to exercise or forfeit the option if ebank's capital falls below the regulatory minimum requirements.

         We expect to follow the policy of awarding options to our directors in the future. We do not currently pay cash fees or reimburse our directors for out-of-pocket expenses they incur in connection with their attendance at meetings.

                Meetings and Committees of the Board of Directors

         Members of the Board of Directors. Our board of directors is divided into three classes with staggered terms, so that the terms of only approximately one-third of the board members expire at each annual meeting. The current terms of the Class I directors will expire in 2002. The terms of the Class II directors expire in 2000. The terms of the Class III directors will expire in 2001.

         During the year ended December 31, 1999, the Board of Directors of the company held 12 meetings and the Board of Directors of ebank held 12 meetings. All of the directors of the company and ebank attended at least 75% of the aggregate of such board meetings and the meetings of each committee on which they served.

         Committees of the Board of Directors. Our board has appointed a number of committees, including an audit committee and a compensation committee. The audit committee is composed of Messrs. Gross, Howell, Parlontieri, and Perisino. The audit committee has the responsibility of reviewing our financial statements, evaluating internal accounting controls, reviewing reports of regulatory authorities, and determining that all audits and examinations required by law are performed. The committee recommends to the board the appointment of the independent auditors for the next fiscal year, reviews and approves the auditor's audit plans, and reviews with the independent auditors the results of the audit and management's responses. The audit committee is responsible for overseeing the entire audit function and appraising the effectiveness of internal and external audit efforts. The audit committee reports its findings to our board of directors. Our compensation committee is responsible for establishing our compensation plans. The committee's duties include the development with management of all benefit plans for our employees, the formulation of bonus plans, incentive compensation packages, and medical and other benefit plans. The compensation committee is composed of Messrs. Bremer, Carter, Parlontieri, and Perisino. We do not have a nominating committee or a committee serving a similar function.

         Compensation Committee Interlocks and Insider Participation. None of our executive officers has served:

o as a member of the compensation committee of another entity which has had an executive officer who has served on our compensation committee;

o as a director of another entity which has had an executive officer who has served on our compensation committee; or

o as a member of the compensation committee of another entity which has had an executive officer who has served as one of our directors.


         Talisman Nominees. As part of our agreement with Talisman, we will increase the size of our board of directors by two, and Talisman will nominate two individuals to fill these vacancies. We intend to appoint one of these nominees to our compensation committee.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------------------------------------------------------------------------

                          Security Ownership of Certain
                        Beneficial Owners and Management

      The following table provides information about the beneficial ownership of our outstanding common stock as of March 15, 1999, by:

o each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock; o each director and each of our executive officers owning at least 1% of our common stock; and o our directors and executive officers as a group.

         The right to acquire column in the table reflects all shares of common stock that each individual has the right to acquire through the exercise of options within 60 days of March 15, 1999. Under SEC rules, options in the Right to Acquire column are deemed to be outstanding and to be beneficially owned by the person or group holding those options or warrants when computing the percentage ownership of that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

                                                   Shares subject to
                                                       options         Shares beneficially
                                       Number of    exercisable       owned as a percentage
                                     shares owned   within 60 Days   of shares outstanding
                                  ---------------- ---------------   -----------------------
Name of Beneficial Owner
------------------------
Gary M. Bremer ........................  20,000       4,000               1.47%
Richard C. Carter .....................  12,778       4,000               1.03%
Louis J. Douglass, III.................  13,778       4,000               1.09%
Terry L. Ferrero ......................  17,778       4,000               1.34%
Stephen R. Gross ......................  22,778       4,000               1.64%
G. Webb Howell ........................  12,778       4,000               1.03%
Richard A. Parlontieri.................  12,778       4,000               1.03%
Frank E. Perisino .....................  12,778       4,000               1.03%
All directors and executive officers
as a group (12 persons)*............... 129,046      35,000              10.06%
------------------

* Includes ownership by officers with less than 1% of the outstanding common stock who are not individually listed.

         On March 16, 2000, we issued 161,438 shares of our common stock to Talisman Technologies, Inc., which represented 9.9% of our common stock on that date. We have agreed to issue additional shares to Talisman from time to time to maintain their ownership percentage at 9.9% taking into account certain future stock issuances.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

         We enter into banking and other transactions in the ordinary course of business with our directors and officers and their family members and affiliates on substantially the same terms (including price, or interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. We believe that these transactions do not involve more than the normal risk of collectibility nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of their loan application. We follow a policy that all transactions we have with our directors, officers, and other affiliates must be on terms no less favorable to us than we could obtain from an unaffiliated third party and must be approved by a majority of our disinterested directors.

         One of our directors, Stephen R. Gross, is a principal of Fountainhead Solutions, which provided services in connection with the formation of our business plan. We expect to pay approximately $110,000 for these services.

Item 13. Exhibits, List and Reports on Form 8-K.
------------------------------------------------

(a)      The following documents are filed as part of this report:

3.1. Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

3.2. Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

4.1. See Exhibits 3.1 and 3.2 for provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Common Stock (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

4.2.     Form of  Certificate  of Common  Stock  (Incorporated  by  reference to
         Exhibit 4.2 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

4.3.     ebank.com, Inc. 1998 Stock Incentive Plan (incorporated by reference to
         Exhibit 4.3 of the company's Form S-8 filed October 5, 1999)

4.4. ebank.com, Inc. First Amendment to the 1998 Stock Incentive Plan as adopted by the Board of Directors on September 20, 1999

10.1. Letter of Employment dated November 18, 1997, between the Company and Louis J. Douglass, III (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

10.2. Line of Credit Agreement dated August 27, 1997, between The Company and The Bankers Bank (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

10.3. Lease Agreement dated October 14, 1997, between the Company, as lessee, and Regent Paces Ferry Office I, Inc., as lessor (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

10.4. Form of Escrow Agreement among the Company, Banc Stock Financial Services, Inc., and The Bankers Bank (Incorporated by reference to
         Exhibit 10.4 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

10.5.    Phoenix   International   Ltd.,   Inc.   Software   License   Agreement
         (Incorporated   by  reference   to  Exhibit   10.5  of  the   Company's
         Registration Statement on Form SB-2, File No. 333-41545.)

10.6. Letter of Intent dated February 20, 1998 between the Company and Banc Stock Financial Services, Inc. (Incorporated by reference to Exhibit
         10.6 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)
                                       48

10.7. Form of Underwriting Agreement among the Company and Banc Stock Financial Services, Inc. (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

10.8. First Amendment to Lease Agreement dated June 4, 1998 between the Company and Regent Paces Ferry Office I, Inc.

10.9.    Sublease dated March 15, 1999 between the Bank and The Bankers Bank

10.10. Engagement letter dated December 13, 1999 between the company and Sutro & Co., Inc.

10.11. Integrated Business Center Agreement dated December 15, 1999 between the company and Office.com

10.12. Letter of Agreement dated May 14, 1999 between the Company and Fountainhead Strategic Solutions, LLC

10.13. Form of employment agreement for Richard A. Parlontieri with the Company

21.1.    Subsidiaries of the Company

27.1.    Financial Data Schedule (for electronic filing purposes)

99.1(a) Press Release dated August 17, 1998 to announce Commerce Mortgage Company, LLC (incorporated by reference in the Company's Form 10QSB filed for the period ended June 30, 1998)

99.1(b) Press Release dated April 23, 1999 to announce the Company's name change to ebank.com, Inc. (incorporated by reference in the Company's Form 8-K filed with the SEC on April 23, 1999)

99.2. Press Release dated May 3, 1999 to announce the Company's new stock trading symbol (incorporated by reference in the Company's Form 8-K filed with the SEC on May 5, 1999)

99.3(a) Press Release dated January 26, 2000 to announce the Company's agreement to enter into strategic relationship with Talisman Technologies, Inc. (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the SEC on February 17, 2000)

99.3(b) Press Release dated January 30, 2000 to announce the Company's initiative to be a leading Internet provider of financial services for small business and retail customers (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed with the SEC on February 17, 2000)

99.3(c) Press Release dated February 8, 2000 to announce the Company's alliance with Office.com (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed with the SEC on February 17, 2000)

99.3(d) Press Release dated February 16, 2000 to announce the Company's alliance with GoRate.com (incorporated by reference to Exhibit 99.4 of the Company's Form 8-K filed with the SEC on February 17, 2000)

------------------------
         (b) Reports on Form 8-K.

         There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ebank.com, Inc.


Date:   April 11, 2000              By: /s/Richard A. Parlontieri
       -------------------              --------------------------
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

Signature                                            Title                            Date
---------                                            -----                            ----

/s/ Gary M. Bremer
-------------------------
Gary M. Bremer                                       Director                   April 11, 2000

/s/ Richard C. Carter
-------------------------
Richard C. Carter                                    Director                   April 11, 2000

/s/ Louis J. Douglass, III
-------------------------
Louis J. Douglass, III                               Director                   April 11, 2000

/s/ Terry L. Ferrero
-------------------------
Terry L. Ferrero                                     Director                   April 11, 2000

/s/ Stephen R. Gross
-------------------------
Stephen R. Gross                                     Director                   April 11, 2000

/s/ G. Webb Howell
-------------------------
G. Webb Howell                                       Director                   April 11, 2000






Signature                                            Title                            Date
---------                                            -----                            ----

/s/ Richard A. Parlontieri
--------------------------
Richard A. Parlontieri                               President;                 April 11, 2000
                                                     Chief Executive Officer
                                                     of the Company; Director

/s/ Frank E. Perisino
--------------------------
Frank E. Perisino                                    Director                   April 11, 2000


/s/ Mark D. Little                                   Chief Financial            April 11, 2000
--------------------------                           Officer and Principal
Mark  D. Little                                      Accounting Officer




                                INDEX TO EXHIBITS

Exhibit
Number            Description
------            -----------

3.1. Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

3.2. Bylaws (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

4.1. See Exhibits 3.1 and 3.2 for provisions in the Company's Articles of Incorporation and Bylaws defining the rights of holders of the Common Stock (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form SB-2, File No.333-41545.)

4.2.     Form of  Certificate  of Common  Stock  (Incorporated  by  reference to
         Exhibit 4.2 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

4.3.     ebank.com, Inc. 1998 Stock Incentive Plan (incorporated by reference to
         Exhibit 4.3 of the company's Form S-8 filed October 5, 1999)

4.4. ebank.com, Inc. First Amendment to the 1998 Stock Incentive Plan as adopted by the Board of Directors on September 20, 1999

10.1. Letter of Employment dated November 18, 1997, between the Company and Louis J. Douglass, III (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

10.2. Line of Credit Agreement dated August 27, 1997, between The Company and The Bankers Bank (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

10.3. Lease Agreement dated October 14, 1997, between the Company, as lessee, and Regent Paces Ferry Office I, Inc., as lessor (Incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

10.4. Form of Escrow Agreement among the Company, Banc Stock Financial Services, Inc., and The Bankers Bank (Incorporated by reference to
         Exhibit 10.4 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

10.5.    Phoenix   International   Ltd.,   Inc.   Software   License   Agreement
         (Incorporated   by  reference   to  Exhibit   10.5  of  the   Company's
         Registration Statement on Form SB-2, File No. 333-41545.)

10.6. Letter of Intent dated February 20, 1998 between the Company and Banc Stock Financial Services, Inc. (Incorporated by reference to Exhibit
         10.6 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

10.7. Form of Underwriting Agreement among the Company and Banc Stock Financial Services, Inc. (Incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form SB-2, File No. 333-41545.)

10.8. First Amendment to Lease Agreement dated June 4, 1998 between the Company and Regent Paces Ferry Office I, Inc.

10.9.    Sublease dated March 15, 1999 between the Bank and The Bankers Bank

10.10. Engagement letter dated December 13, 1999 between the company and Sutro & Co., Inc.

10.11. Integrated Business Center Agreement dated December 15, 1999 between the company and Office.com

10.12. Letter of Agreement dated May 14, 1999 between the Company and Fountainhead Strategic Solutions, LLC

10.13. Form of employment agreement for Richard A. Parlontieri with the Company

21.1.    Subsidiaries of the Company

27.1.    Financial Data Schedule (for electronic filing purposes)

99.1(a) Press Release dated August 17, 1998 to announce Commerce Mortgage Company, LLC (incorporated by reference in the Company's Form 10QSB filed for the period ended June 30, 1998)

99.1(b) Press Release dated April 23, 1999 to announce the Company's name change to ebank.com, Inc. (incorporated by reference in the Company's Form 8-K filed with the SEC on April 23, 1999)

99.2. Press Release dated May 3, 1999 to announce the Company's new stock trading symbol (incorporated by reference in the Company's Form 8-K filed with the SEC on May 5, 1999)

99.3(a) Press Release dated January 26, 2000 to announce the Company's agreement to enter into strategic relationship with Talisman Technologies, Inc. (incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the SEC on February 17, 2000)

99.3(b) Press Release dated January 30, 2000 to announce the Company's initiative to be a leading Internet provider of financial services for small business and retail customers (incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed with the SEC on February 17, 2000)

99.3(c) Press Release dated February 8, 2000 to announce the Company's alliance with Office.com (incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed with the SEC on February 17, 2000)

99.3(d) Press Release dated February 16, 2000 to announce the Company's alliance with GoRate.com (incorporated by reference to Exhibit 99.4 of the Company's Form 8-K filed with the SEC on February 17, 2000)
                                 ebank.com, Inc.
                                and Subsidiaries

                                Atlanta, Georgia

                          Consolidated and Parent-Only
                              Financial Statements
                   Years Ended December 31, 1999 and 1998, and
                   Period From Inception to December 31, 1997
                        ebank.com, Inc. and Subsidiaries

                                    Contents



Report of Independent Certified Public Accountants...................F-2

Consolidated and Parent-Only Financial Statements

       Balance sheets................................................F-3

       Statements of loss............................................F-4

       Statements of changes in shareholders' equity.................F-6

       Statements of cash flows......................................F-7

       Notes to financial statements.................................F-8

Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
ebank.com, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of ebank.com, Inc. (formerly Southeast Commerce Holding Company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of loss, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of ebank.com, Inc. (formerly known as Southeast Commerce Holding Company, a Development Stage Corporation) for the period from inception (August 22, 1997) to December 31, 1997, were audited by Bricker & Melton, P.A., whose practice has been combined with our Firm and whose report dated February 28, 1998, expressed an unqualified opinion on those statements; such report contained an explanatory paragraph relating to the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ebank.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, subsequent to December 31, 1999, the Company entered into certain agreements related to its plan to develop an Internet banking platform.

/s/ BDO Seidman, LLP


Atlanta, Georgia
April 6, 2000


                        ebank.com, Inc. and Subsidiaries

                           Consolidated Balance Sheets

  December 31,                                                                            1999                 1998
  ----------------------------------------------------------------------------- -------------------- -----------------------

  Assets
  Cash and due from banks (Note 2)                                                   $     152,899            $     603,677
  Federal funds sold                                                                       620,000                9,320,000
  Investment securities available for sale (Note 3)                                        994,700                3,986,491
  Other investments (Note 3)                                                               213,000                  175,500
  Loans, net of allowance for loan losses of $730,000 in 1999 and $165,000 in
     1998 (Notes 4 and 9)                                                               47,867,286               10,240,557
  Premises and equipment, net (Note 5)                                                   1,498,568                  865,587
  Accrued interest receivable                                                              185,572                   49,740
  Other assets                                                                             531,345                  258,284
  ----------------------------------------------------------------------------- -------------------- -----------------------

  Total Assets                                                                         $52,063,370              $25,499,836
  ----------------------------------------------------------------------------- -------------------- -----------------------

  Liabilities and Shareholders' Equity

   Liabilities
    Deposits:

       Noninterest-bearing demand                                                     $  3,918,038             $  1,025,162
       Interest-bearing demand and money market                                         14,154,490                5,210,318
       Savings                                                                              21,391                   19,295
       Time deposits of $100,000 or more (Note 8)                                        9,226,715                2,934,726
       Other time deposits (Note 8)                                                     14,290,488                3,611,622
  ----------------------------------------------------------------------------- -------------------- -----------------------

  Total deposits                                                                        41,611,122               12,801,123

  Accrued interest payable                                                                  86,422                   26,552
  Other liabilities                                                                        424,183                   51,413
  ----------------------------------------------------------------------------- -------------------- -----------------------

  Total liabilities                                                                     42,121,727               12,879,088
  ----------------------------------------------------------------------------- -------------------- -----------------------

  Commitments and contingent liabilities (Notes 5, 6, 11 and 12)

  Shareholders' equity (Note 10)
     Common stock, par value $.01; 10,000,000 shares authorized, 1,469,250
       shares issued and outstanding, respectively                                          14,693                   14,693
    Capital surplus                                                                     13,722,072               13,722,072
     Accumulated deficit                                                                (3,793,472)              (1,115,778)
     Accumulated other comprehensive income - market valuation reserve on
       investment securities available for sale (Note 3)                                    (1,650)                    (239)
  ----------------------------------------------------------------------------- -------------------- -----------------------

  Total shareholders' equity                                                             9,941,643               12,620,748
  ----------------------------------------------------------------------------- -------------------- -----------------------

  Total Liabilities and Shareholders' Equity                                           $52,063,370              $25,499,836
  ----------------------------------------------------------------------------- -------------------- -----------------------

See accompanying notes to consolidated and parent-only financial statements.



                        ebank.com, Inc. and Subsidiaries

                         Consolidated Statements of Loss

                                                                                                           For the period
                                                           For the year ended    For the year ended     from inception to
                                                            December 31, 1999     December 31, 1998     December 31, 1997
------------------------------------------------------ ----------------------- --------------------- ---------------------
                                                                                                            (Parent Only)

Interest income
  Loans, including fees                                            $2,823,590          $    207,468          $          -
  Investment securities:
     U.S. Government agencies and corporations                        244,572                45,862                     -
     Other investments                                                  4,135                   650                     -
  Federal funds sold                                                  317,969               323,689                     -
------------------------------------------------------ ----------------------- --------------------- ---------------------
Total interest income                                               3,390,266               577,669                     -
------------------------------------------------------ ----------------------- --------------------- ---------------------

Interest expense

  Interest-bearing demand and money market                            758,543                36,736                     -
  Savings                                                                 572                    20                     -
  Time deposits of $100,000 or more                                   296,663                24,733                     -
  Other time deposits                                                 404,625                36,522                     -
  Other borrowings (Note 6)                                            20,654                12,113                 2,909
------------------------------------------------------ ----------------------- --------------------- ---------------------
Total interest expense                                              1,481,057               110,124                 2,909
------------------------------------------------------ ----------------------- --------------------- ---------------------

Net interest income (loss)                                          1,909,209               467,545                (2,909)

Provision for loan losses (Note 4)                                    565,000               165,000                     -
------------------------------------------------------ ----------------------- --------------------- ---------------------

Net interest income (loss) after provision for loan
  losses                                                            1,344,209               302,545                (2,909)
------------------------------------------------------ ----------------------- --------------------- ---------------------

Other income

  Mortgage origination fees                                           209,450                     -                     -
  Service charges and other fees                                       70,544                   662                     -
------------------------------------------------------ ----------------------- --------------------- ---------------------
Total other income                                                    279,994                   662                     -
------------------------------------------------------ ----------------------- --------------------- ---------------------

Other expense

  Salaries and other compensation                                   1,494,772               556,038                51,780
  Employee benefits                                                   434,840                89,500                     -
  Net occupancy and equipment expense                                 591,783               156,415                 8,351
  Professional and other outside services (Note 13)                 1,086,090               223,898                     -
  Other expense (Note 13)                                             694,412               233,448                11,720
------------------------------------------------------ ----------------------- --------------------- ---------------------
Total other expense                                                 4,301,897             1,259,299                71,851
------------------------------------------------------ ----------------------- --------------------- ---------------------

Loss before income tax benefit and cumulative effect

  of change in accounting principle                                (2,677,694)             (956,092)              (74,760)

Income tax benefit (Note 7)                                                 -                     -                     -
------------------------------------------------------ ----------------------- --------------------- ---------------------

Loss before cumulative effect of change in

  accounting principle                                             (2,677,694)             (956,092)              (74,760)

Cumulative effect on prior years of change in accounting principle for deferred organization

  costs, net of tax (Note 15)                                               -               (84,926)                    -
------------------------------------------------------ ----------------------- --------------------- ---------------------

Net loss                                                          $(2,677,694)          $(1,041,018)             $(74,760)
------------------------------------------------------ ----------------------- --------------------- ---------------------

See accompanying notes to consolidated and parent-only financial statements.

                                                                     (Continued)


                        ebank.com, Inc. and Subsidiaries

                   Consolidated Statements of Loss (Continued)

                                                                                                           For the period
                                                           For the year ended    For the year ended     from inception to
                                                            December 31, 1999     December 31, 1998     December 31, 1997
------------------------------------------------------ ----------------------- --------------------- ---------------------
                                                                                                        (Parent Only)

Basic loss per common share: (Note 1)

  Loss before cumulative effect of change in
     accounting principle                                    $         (1.82)       $        (1.36)          $          -

  Cumulative effect on prior years of change in
     accounting principle for deferred organization
     costs, net of tax (Note 15)                                            -                 (.12)                     -
------------------------------------------------------ ----------------------- --------------------- ---------------------
Basic loss per common share                                  $         (1.82)       $        (1.48)          $          -
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated and parent-only financial statements.

                        ebank.com, Inc. and Subsidiaries

           Consolidated Statements of Changes in Shareholders' Equity

                                                                                Accumulated Other
                                                                                 Comprehensive
                                            Comprehensive       Accumulated      (Loss)-Market         Common
                            Total              (Loss)            Deficit        Valuation Reserve       Stock       Surplus
 ---------------------------------------------------------------------------------------------------------------------------

 Balance at inception       $            -                    $           -       $          -  $        -     $        -
    (Parent Only)

 Capital contribution                  100                                -                  -           -            100

 Comprehensive (loss):
    Net loss                       (74,760)  $     (74,760)         (74,760)                 -           -              -
                                             ------------------
 Comprehensive (loss)                        $     (74,760)
                                             ==================

 ---------------------------------------------------------------------------------------------------------------------------

 Balance at
    December 31, 1997
    (Parent Only)                  (74,660)                         (74,760)                 -           -            100

 Proceeds from sale of
    capital stock, net of
    expenses                    13,736,665                                -                  -      14,693     13,721,972

 Comprehensive (loss):
    Net loss                    (1,041,018)   $(1,041,018)       (1,041,018)                 -           -              -
    Other comprehensive
      (loss), net of tax:
        Market valuation
          adjustment on
          securities
          available for sale          (239)          (239)                -               (239)          -              -
                                             ------------------
 Comprehensive (loss)                         $(1,041,257)
                                             ==================
 ---------------------------------------------------------------------------------------------------------------------------
 Balance at
    December 31, 1998           12,620,748                       (1,115,778)              (239)     14,693     13,722,072

 Comprehensive (loss):
    Net loss                    (2,677,694)   $(2,677,694)       (2,677,694)                 -           -              -
    Other comprehensive
      (loss), net of tax:
        Market valuation
          adjustment on
          securities
          available for sale        (1,411)        (1,411)                -             (1,411)          -              -
                                             ------------------
 Comprehensive (loss)                         $(2,679,105)
                                             ==================
 ---------------------------------------------------------------------------------------------------------------------------
 Balance at
    December 31, 1999           $9,941,643                      $(3,793,472)           $(1,650)    $14,693    $13,722,072
 ---------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated and parent-only financial statements.


                        ebank.com, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                                           For the period
                                                           For the year ended    For the year ended     from inception to
                                                            December 31, 1999     December 31, 1998     December 31, 1997
------------------------------------------------------- ---------------------- --------------------- ---------------------
                                                                                                            (Parent Only)

Cash flows from operating activities
  Net loss                                                      $  (2,677,694)        $  (1,041,018)           $  (74,760)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
       Net accretion of investment securities                        (243,631)              (45,862)                    -
       Depreciation and amortization of premises and
         equipment                                                    221,374                59,431                     -
       Provision for loan losses                                      565,000               165,000                     -
       Increase in deferred loan fees                                  46,741                19,688                     -
       Cumulative effect of change in accounting for
         organization costs                                                 -                84,926                     -
       Increase in other assets                                      (273,059)             (238,701)              (25,575)
       Increase in accrued interest receivable                       (135,832)              (49,740)                    -
       Increase in accrued interest payable                            59,871                26,552                     -
       Increase (decrease) in other liabilities                       132,769               (13,748)               65,161
------------------------------------------------------- ---------------------- --------------------- ---------------------
Net cash used by operating activities                              (2,304,461)           (1,033,472)              (35,174)
------------------------------------------------------- ---------------------- --------------------- ---------------------
Cash flows from investing activities
  Purchases of investment securities available for
     sale                                                         (23,265,991)          (13,941,027)                    -
  Purchases of other investments and assets                           (37,500)             (175,500)                    -
  Maturities of investment securities available for
     sale                                                          26,500,000            10,000,000                     -
  Loans originated, net of principal repayments                   (38,238,470)          (10,425,245)                    -
  Purchases of premises and equipment                                (854,355)             (868,867)              (50,000)
  Deferred organization costs                                               -                     -               (84,926)
------------------------------------------------------- ---------------------- --------------------- ---------------------
Net cash used by investing activities                             (35,896,316)          (15,410,639)             (134,926)
------------------------------------------------------- ---------------------- --------------------- ---------------------
Cash flows from financing activities

  Proceeds from sale of capital stock, net of expenses                      -            13,736,665                     -
  Net increase in demand, money market and savings
     deposits                                                      11,839,144             6,254,775                     -
  Time deposits accepted, net of repayments                        16,970,855             6,546,348                     -
  Proceeds from other borrowings                                    3,278,688               272,000               170,000
  Repayment of other borrowings                                    (3,038,688)             (442,000)                    -
  Proceeds from initial capital contribution                                -                     -                   100
  Proceeds from loans by Organizers                                         -                     -                 8,000
  Repayment of loans by Organizers                                          -                     -                (8,000)
------------------------------------------------------- ---------------------- --------------------- ---------------------
Net cash provided by financing activities                          29,049,999            26,367,788               170,100
------------------------------------------------------- ---------------------- --------------------- ---------------------
Net (decrease) increase in cash and cash equivalents               (9,150,778)            9,923,677                     -
Cash and cash equivalents at beginning of year                      9,923,677                     -                     -
------------------------------------------------------- ---------------------- --------------------- ---------------------
Cash and cash equivalents at end of year                       $      772,899         $   9,923,677       $             -
------------------------------------------------------- ---------------------- --------------------- ---------------------

Supplemental disclosures of cash paid

  Interest                                                      $   1,421,187       $        83,573       $             -
------------------------------------------------------- ---------------------- --------------------- ---------------------


See accompanying notes to consolidated and parent-only financial statements.

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements

1.    Summary of Significant Accounting Policies

ebank.com, Inc. (formerly known as Southeastern Commerce Holding Company) provides a full range of banking and bank-related services to individual and corporate customers through its bank subsidiary, located in north Atlanta, Georgia. Shortly after the opening of the bank subsidiary, plans were developed to offer Internet banking services, and regulatory approval for such services was obtained in December 1998. Effective April 20, 1999, the corporate name was changed to "ebank.com, Inc." and the Internet domain name "ebank.com" was acquired. Internet banking services began on June 30, 1999. ebank.com, Inc. and subsidiaries are subject to intense competition for all banking services, including Internet banking, from other financial institutions and nonbank financial service companies. The Company is also subject to the regulations of certain government agencies and, therefore, undergo periodic examinations by those regulatory authorities.

The accounting and reporting policies of ebank.com, Inc. and subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The following is a summary of the more significant of these policies.

Basis of Presentation

ebank.com, Inc. (the "Parent Company") was incorporated, under the laws of the State of Georgia on August 22, 1997, to operate as a bank holding company with the Office of Thrift Supervision. ebank (the "Bank") began as a general banking business on August 17, 1998, as a wholly-owned subsidiary of the Parent Company. The Parent Company also owns 100 percent of the capital stock of Commerce Mortgage Company, LLC ("Commerce Mortgage"). The 1999 consolidated financial statements include the accounts of the Parent Company and its wholly-owned subsidiaries, the Bank and Commerce Mortgage, collectively known as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements for the period from inception (August 22, 1997) to December 31, 1997, are for ebank.com, Inc. (formerly known as Southeast Commerce Holding Company, a Development Stage Corporation), the Parent Company only.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment Securities

Investment securities available for sale are reported at market value, with unrealized gains and losses reported as a separate component of shareholders' equity. Other investments are reported at cost and, accordingly, earnings are reported when interest is accrued or when dividends are received.

Premium and discount on all investment securities are amortized (deducted) and accreted (added), respectively, to interest income on the straight-line and interest methods over the period to the maturity of the related securities.

Gains or losses on disposition are computed by the specific identification method for all securities.

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements

Loans

Loans are reported at the gross amount outstanding, less a valuation allowance for loan losses and net deferred loan fees. Interest income on loans is recognized over the terms of the loans based on the principal amount outstanding. If the collectibility of interest appears doubtful, the accrual thereof is discontinued. Interest income on nonaccrual loans is recognized on a cash basis, if there is no doubt of future collection of principal. Accrued interest which appears doubtful of collection is reversed to the interest income account if accrued in the current year or charged to the allowance for loan losses if accrued in prior years.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans and takes into consideration such factors as the balance of impaired loans, changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality and a review of specific problem loans. Periodic revisions are made to the allowance when circumstances which necessitate such revisions become known. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgement about information available to them at the time of their examinations.

A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices, or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are recieved.

Mortgage Origination Fees

The Company recognizes as income fees paid by residential mortgage borrowers whenever loans are closed and sold to nonaffiliated lenders.

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements

Premises, Equipment and Purchased Software

Bank premises, furniture and equipment, and leasehold improvements are reported at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed using primarily straight-line methods over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to operations as incurred, while major renewals and betterments are capitalized. When property is disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income. For federal tax reporting purposes, depreciation and amortization are computed using primarily accelerated methods.

Purchased software costs are reported at amortized cost, which is less than net realizable value. These intangible assets are amortized against income based on the straight-line method over their estimated life, generally 12 to 36 months.

Income Taxes

The tax effects of transactions are recorded at current tax rates in the periods the transactions are reported for financial statement purposes. Deferred income taxes are established for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is recorded for those deferred tax asset items for which it is more likely than not that realization will not occur in the near term.

The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during each year, which totaled 1,469,250 and 704,435 shares for the years ended December 31, 1999 and 1998, respectively. There were no shares outstanding during the period from inception to December 31, 1997. As the Company was in a net loss position at December 31, 1999 and 1998, the inclusion of any common shares that may be issued under stock option grants (Note 10) would have an antidilutive effect on the Company's loss per common share.

Stock-Based Compensation

The Company accounts for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Fair Values of Financial Instruments

The Company uses the following methods and assumptions in estimating fair values of financial instruments (see Note 15):

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value.

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements

Investment securities - The fair value of investment securities available for sale is estimated based on bid quotations received from independent pricing services.

Other investments - For other investments, the carrying amount approximates fair value.

Loans - For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For all other loans, fair values are calculated by discounting the contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan, or by using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits - The fair value of deposits with no stated maturity, such as demand, NOW and money market, and savings accounts, is equal to the amount payable on demand at year-end. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using the rates currently offered for deposits of similar remaining maturities.

Accrued interest - The carrying amount of accrued interest receivable and payable approximates fair value.

Off-balance-sheet instruments - The fair value for off-balance-sheet lending commitments is equal to the amount of commitments outstanding at December 31, 1999. This is based on the fact that the Company generally does not offer lending commitments or standby letters of credit to its customers for long periods, and therefore, the underlying rates of the commitments approximate market rates.

Reclassifications

Certain reclassifications have been made in the 1998 financial statements to conform with the 1999 presentation.

Pending Accounting Pronouncements

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

2.    Cash and Due From Banks

The Federal Reserve Board requires that banks maintain reserve balances with the Federal Reserve Bank or in cash on hand, based on the institution's deposit balances. At December 31, 1999 and 1998, the Bank's reserve requirement had not been required to be computed or reported to the Federal Reserve Bank.

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements

3.    Investment Securities and Other Investments

The amortized cost and estimated market value of investment securities available for sale are as follows:

                                  Amortized   Unrealized  Unrealized      Market
 December 31, 1999                     Cost        Gains      Losses       Value
 -------------------------------------------------------------------------------
 U.S. Government agencies and
    corporations                  $997,450    $       -       $2,750   $994,700
 -------------------------------------------------------------------------------


                                  Amortized   Unrealized  Unrealized      Market
 December 31, 1998                     Cost        Gains      Losses       Value
 -------------------------------------------------------------------------------
 U.S. Government agencies and
    corporations                $3,986,889   $        -         $398 $3,986,491
 -------------------------------------------------------------------------------

The amortized cost and estimated market value of investment securities available for sale, by contractual maturity, are shown as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                                           Investment Securities
                                                            Available for Sale
                                                         -----------------------
                                                          Amortized       Market
 December 31, 1999                                             Cost        Value
 -------------------------------------------------------------------------------
 Due in one year or less                                   $997,450     $994,700
 -------------------------------------------------------------------------------

There were no sales or calls of investment securities in 1999 or 1998.

Investment securities with amortized costs of $498,725 and $3,986,889 and market values of $497,350 and $3,986,491 at December 31, 1999 and 1998, respectively, were pledged to secure repurchase agreements, public funds and certain other deposits.

At December 31, 1999 and 1998, the Company had no off-balance-sheet derivative financial instruments, such as swaps, options, futures, or forward contracts.

Other investments, totaling $213,000 and $175,500 at December 31, 1999 and 1998, respectively, consist of investments in common stock in the Federal Home Loan Bank of Atlanta and common stock in The Godfrey Bank.

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements

4.    Loans

Major classifications of loans are as follows:

 December 31,                                            1999           1998
 -----------------------------------------------------------------------------
 Commercial                                        $12,644,137   $  3,714,416
 Real estate--individual                             3,019,159      2,159,834
 Real estate--commercial                            29,612,902      3,794,652
 Installment loans to individuals                    3,387,518        756,344
 -----------------------------------------------------------------------------
 Total loans                                        48,663,716     10,425,246
 Less:   Allowance for loan losses                    (730,000)      (165,000)
         Net deferred loan fees                        (66,430)       (19,689)
 -----------------------------------------------------------------------------
 Loans, net                                        $47,867,286    $10,240,557
 -----------------------------------------------------------------------------

Most of the Bank's business activity is with customers located in the Atlanta, Georgia, metropolitan area, with market concentration in the Cobb County area. As of December 31, 1999 and 1998, the Bank had approximately $32,632,000 and $5,955,000, respectively, of its loan portfolio secured by real estate.

At December 31, 1999 and 1998, the Bank had no loans which are considered impaired.

The following is a summary of transactions in the allowance for loan losses:

 Year ended December 31,                                   1999            1998
 -------------------------------------------------------------------------------
 Balance, beginning of year                            $165,000       $       -
 Provision charged to expense                           565,000         165,000
 Loans charged off                                            -               -
 Recoveries of loans previously charged off                   -               -
 -------------------------------------------------------------------------------
 Balance, end of year                                  $730,000        $165,000
 -------------------------------------------------------------------------------


5.    Premises and Equipment

Premises and equipment are comprised of the following:

 December 31,                                                1999         1998
 -------------------------------------------------------------------------------
 Leasehold improvements                                $   94,764    $  29,850
 Furniture, fixtures and equipment                        842,255      497,971
 Computer software and Internet technology                842,354      397,197
 -------------------------------------------------------------------------------
                                                        1,779,373      925,018
 Less accumulated depreciation and amortization           280,805       59,431
 -------------------------------------------------------------------------------
 Premises and equipment, net                           $1,498,568     $865,587
 -------------------------------------------------------------------------------
                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements

Depreciation and amortization expense totaled $221,374 and $59,431 for 1999 and 1998, respectively. No depreciation was recorded in 1997.

The Company leases its banking facility and offices pursuant to operating leases. Rental expense incurred under these leases was $158,893, $62,186 and $9,015 in 1999, 1998 and 1997, respectively.

Future minimum lease payments under the operating leases are as follows:

 Years ending December 31,
 -------------------------------------------------------------------------------

    2000                                                     $       344,376
    2001                                                             350,612
    2002                                                             357,359
    2003                                                             284,916
    2004                                                             211,939
    2005 and thereafter                                              543,600
 -------------------------------------------------------------------------------
                                                             $     2,092,802
 -------------------------------------------------------------------------------


6.    Short-Term and Other Borrowings

The Bank utilizes short-term borrowings as needed for liquidity purposes in the form of federal funds purchased and security repurchase agreements. The Bank has unsecured lines of credit for federal funds purchased from other banks totaling $2,000,000 at December 31, 1999 and 1998. Amounts outstanding under these federal fund lines were $240,000 and $0.00 at December 31, 1999 and 1998, respectively and are included in other liabilities.

The  maximum  and  daily  average   amounts  of  federal  funds  purchased  were
approximately $4,279,000 and $72,000, respectively, in 1999, and no corresponding activity in 1998. The average interest rate paid on federal funds purchased in 1999 was 6.02 percent.

The maximum and daily average amounts of security repurchase agreements entered into were approximately $1,000,000 and $71,233, respectively, in 1999, and no corresponding activity in 1998. The average interest rate paid on security repurchase agreements in 1999 was 4.24 percent.

On August 27, 1997, the organizers of the Bank obtained a $500,000 line of credit from a bank at the adjustable prime rate. The line of credit was unsecured and required interest-only payments on a quarterly basis with total principal plus interest due at maturity on August 27, 1998. Personal guarantees of the organizers, up to $83,333 each, were required by the lender bank. This line of credit was used to repay (without interest) the organizers' $8,000 initial funding of the Company and to provide additional operating funds until equity funding was obtained in 1998. Outstanding borrowings were $170,000 at December 31, 1997. Approximately $442,000 was drawn against this line of credit in 1998 and all borrowings outstanding were repaid on June 10, 1998. The line of credit expired in 1998.

Commerce Mortgage maintains a $20,000,000 warehouse line of credit for conventional mortgage loans and $7,000,000 for nonconventional mortgage loans with a nonaffiliated bank, which had no outstanding balance at December 31, 1999.

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements

7.    Income Taxes

The following are the components of income tax expense as provided:

                                                                                                         For the period
                                                       For the year ended     For the year ended      from inception to
                                                        December 31, 1999      December 31, 1998      December 31, 1997
 -----------------------------------------------------------------------------------------------------------------------
                                                                                                         (Parent Only)

 Current income tax provision                              $            -       $             -          $           -
 Deferred income tax benefit                                            -                     -                      -
 -----------------------------------------------------------------------------------------------------------------------
                                                           $            -       $             -          $           -
 -----------------------------------------------------------------------------------------------------------------------

A reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes is as follows:

                                                                                                         For the period
                                                       For the year ended     For the year ended      from inception to
                                                        December 31, 1999      December 31, 1998      December 31, 1997
 -----------------------------------------------------------------------------------------------------------------------
                                                                                                         (Parent Only)

 Pretax income (loss)                                         $(2,677,694)          $ (1,041,018)              $(74,760)
 -----------------------------------------------------------------------------------------------------------------------

 Income tax (benefit) computed at federal
    statutory tax rate                                        $  (910,416)          $   (353,946)              $(25,418)
 Increase (decrease) resulting from:
    Nondeductible meals, entertainment and dues                    (8,829)                 2,368                    850
    State income tax benefit, net of federal
      tax benefit                                                (106,037)               (41,224)                  (850)
    Valuation allowance                                         1,025,282                392,802                 25,418
 -----------------------------------------------------------------------------------------------------------------------
                                                             $          -           $          -               $      -
 -----------------------------------------------------------------------------------------------------------------------


                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements


The following summarizes the tax effects of temporary differences which comprise net deferred tax assets:

 December 31,                                          1999            1998
 -------------------------------------------------------------------------------
 Deferred income tax assets:
    Allowance for loan losses                     $    262,129       $  38,497
    Net operating loss carryforward                  1,078,763         258,285
    Deferred organization costs                         97,601         130,279
    Other, net                                          18,256           5,118
 -------------------------------------------------------------------------------

 Total deferred income tax assets                    1,456,749         432,179
 -------------------------------------------------------------------------------

 Deferred income tax liabilities:
    Accumulated depreciation                           (13,247)        (13,959)
 -------------------------------------------------------------------------------
 Total deferred income tax liabilities                 (13,247)        (13,959)
 -------------------------------------------------------------------------------
 Valuation allowance                                (1,443,502)       (418,220)
 -------------------------------------------------------------------------------
 Net deferred income tax (liability) asset        $         -        $       -
 -------------------------------------------------------------------------------

As of December 31, 1999 and 1998, the Company had cumulative net operating loss carryforwards of approximately $3,684,000 and $1,034,000, respectively, for financial reporting purposes, and $2,823,000 and $678,400, respectively, for income tax purposes and are subject to carryforward limitations and will expire in 2018 and 2019.

8.    Time Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was approximately $9,227,000 and $2,935,000 at December 31, 1999 and 1998, respectively.

At December 31, 1999, the scheduled maturities of time deposits of $100,000 or more and other time deposits are as follows:

 Years ending December 31,
 -------------------------------------------------------------------------------
    2000                                                             $21,156,203
    2001                                                               2,361,000
    Thereafter                                                                 -
 -------------------------------------------------------------------------------
                                                                     $23,517,203
 -------------------------------------------------------------------------------


9.    Related Party Transactions

At December 31, 1999 and 1998, the Bank had direct and indirect loans which aggregated $2,203,286 and $534,061, respectively, outstanding to or for the benefit of certain of the Bank's officers, directors and their related interests. During 1999 and 1998, $2,018,632 and $538,865 of such loans were made and repayments totaled $349,407 and $4,804, respectively. These loans were made in the ordinary course of business in conformity with normal credit terms, including interest rates and collateral requirements prevailing at the time for comparable transactions with borrowers unaffiliated with the Bank. These individuals and their related interests also maintain customary demand and time deposit accounts with the Bank.

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements

10.   Shareholders' Equity

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's financial statements. The regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Company and the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following tables) of Tier 1 capital (as defined in the regulations) to average assets (as defined), and minimum ratios of Tier 1 and total capital (as defined) to risk-weighted assets (as defined).

As of December 31, 1999, the most recent notification from the Office of Thrift Supervision categorized the Company and Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since those notifications that management believes has changed the Company's or Bank's category. To be considered well capitalized and adequately capitalized (as defined) under the regulatory framework for prompt corrective action, the Company and Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, and total risk-based ratios as set forth in the following tables. The actual capital amounts and ratios are also presented in the following tables.



                                                                              Adequately
                                               Well Capitalized              Capitalized
 December 31, 1999                              Requirement                   Requirement                   Actual
 -----------------------------------------------------------------------------------------------------------------------
 (In thousands)                             Amount       Ratio            Amount    Ratio             Amount      Ratio
                                            ------       -----            ------    -----             ------      -----

Tier 1 Capital (to Average
    Assets)
      Company                             =>$2,167    =>  5.0%            $1,734     4.0%             $9,943      22.9%
      Bank                                =>$2,012    =>  5.0%            $1,609     4.0%             $6,969      17.3%

 Tier 1 Capital (to Risk
    Weighted Assets)
      Company                             =>$2,962    =>  6.0%            $1,974     4.0%             $9,943      20.1%
      Bank                                =>$2,897    =>  6.0%            $1,931     4.0%             $6,969      14.4%

 Total Capital (to Risk Weighted
    Assets)
      Company                             =>$4,936     =>10.0%            $3,949     8.0%            $10,567      21.4%
      Bank                                =>$4,829     =>10.0%            $3,863     8.0%             $7,573      15.7%


                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements


                                                                           Adequately
                                           Well Capitalized                 Capitalized
 December 31, 1998                            Requirement                  Requirement                   Actual
 -----------------------------------------------------------------------------------------------------------------------
 (In thousands)                             Amount       Ratio            Amount    Ratio             Amount      Ratio
                                            ------       -----            ------    -----             ------      -----
Tier 1 Capital (to Average
    Assets)
     Consolidated Company                 =>$1,275    =>  5.0%            $1,020     4.0%            $12,621      49.5%
      Bank                                =>$1,050    =>  5.0%             $ 840     4.0%             $7,579      36.1%

 Tier 1 Capital (to Risk
    Weighted Assets)
      Consolidated Company                 =>$ 820    =>  6.0%             $ 547     4.0%            $12,621      92.3%
      Bank                                 =>$ 750    =>  6.0%             $ 500     4.0%             $7,579      60.6%

 Total Capital (to Risk Weighted
    Assets)
      Consolidated Company                =>$1,367     =>10.0%            $1,093     8.0%            $12,786      93.6%
      Bank                                =>$1,250     =>10.0%            $1,000     8.0%             $7,744      61.9%

Management believes that, as of December 31, 1999, the Company and Bank meet all capital requirements to which they are subject.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends which the Bank may pay without obtaining prior regulatory approval. These restrictions are based on the level of regulatory classified assets, the prior years' net earnings, and the ratio of equity capital to total assets. At December 31, 1999 and 1998, total shareholders' equity of the Bank was approximately $6,969,000 and $7,579,000, respectively, and was not available for dividends.

Stock Options

In May 1999, the Company's shareholders approved the 1998 ebank.com, Inc. Stock Incentive Plan ("Plan"), which authorizes the grant of stock options to eligible employees, officers and directors. The Company initially reserved a maximum of 220,000 shares for issuance under the Plan. However, in September 1999, the Plan was amended to provide that the amount of stock subject to the Plan automatically adjusts so that at all times it equals 15 percent of the outstanding shares of stock.

Under the Plan, the Company may grant either incentive stock options or nonqualified stock options. The total number of shares issuable as incentive stock options may not exceed 220,000 without shareholder approval.

The exercise price for the common stock granted as either an incentive stock option or as a nonqualified stock option must be equal to at least 100 percent of the fair market value per share of common stock on the date of grant. Options have a three-year vesting term, beginning September 1, 1998, and expiring ten years after the date of grant. Summarized information related to the incentive stock options is as follows:

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements


                                                                                  Exercise Price       Weighted Average
 December 31, 1999                                             Shares                      Range         Exercise Price
 -----------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1998
  Granted                                                    202,125        $10.00  -     $12.00                 $11.52
   Exercised                                                       -                           -                      -
   Expired                                                         -                           -                      -
 -----------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1999                                202,125        $10.00  -     $12.00                 $11.52
 -----------------------------------------------------------------------------------------------------------------------
 Options exercisable at December 31, 1999                     42,541        $10.00  -     $12.00

 Weighted average fair value of options granted during
    1999                                                       $5.69
 -----------------------------------------------------------------------------------------------------------------------

The Board of Directors may, at its discretion, provide that an option not be exercisable, in whole or in part, for any period or periods of time, as specified in the option agreements. No option may be exercised after the expiration of ten years from the date it was granted. Summarized information regarding outstanding stock options is as follows:

                                                   December 31, 1999
 -----------------------------------------------------------------------------------------------------------------------
                                           Outstanding Options                              Options Exercisable
                         ---------------------------------------------------------  ------------------------------------
                                                           Weighted      Weighted                              Weighted
             Range of                  Number               Average       Average                  Number       Average
             Exercise          Outstanding at             Remaining      Exercise          Exercisable at      Exercise
                Price       December 31, 1999      Contractual Life         Price       December 31, 1999         Price
 -----------------------------------------------------------------------------------------------------------------------

    $10.00  -  $12.00                 202,125           10                $11.52                  42,541       $11.52
 -----------------------------------------------------------------------------------------------------------------------

                                      202,125           10                $11.52                  42,541       $11.52
 -----------------------------------------------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999: dividend yield of 0 percent, expected volatility of 25 percent, risk-free interest rates of 6.29 percent to 6.31 percent, and expected lives of nine to ten years.

The Company implemented Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," in 1998. As permitted by SFAS 123, the Company accounts for stock-based compensation by applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." If the accounting provisions of SFAS 123 had been adopted, net loss and net loss per share would have been $(3,058,426) and $(2.02), respectively.

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements


11.   Off-Balance-Sheet Financial Instruments

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amounts of these instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 1999 and 1998, commitments to extend credit totaled approximately $19,976,000 and $9,457,000, respectively. The Bank's experience has been that approximately 70 percent of loan commitments are drawn upon by customers.

The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the other party. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; and income-producing commercial properties on those commitments for which collateral is deemed necessary.

12.   Commitments and Contingent Liabilities

Commitments

In 2000, the Company entered into an employment agreement with its chairman and chief executive officer. The employment agreement continues for three years, which is extended automatically for additional one-year periods upon written notice of either party, and provides for an annual base salary, and such other benefits which are generally made available to other senior executives of the Company and the Bank.

In 1997, the Company entered into an employment agreement with the president and chief executive officer of the Bank. The employment agreement expires in November, 2000 and provides for an annual base salary, plus medical insurance premiums, and such other benefits which are generally made available to other senior executives of the Company and the Bank. The letter of employment also provides for granting stock options to purchase 10,000 shares of Parent Company common stock at a purchase price of $10.00 per share.

In December 1999, the Company entered into an agreement with Office.com to develop an Internet based, co-branded business center with Office.com on the Company's web site. This business center, which will be developed by Office.com, will offer small business customers and others the opportunity to purchase an array of business products and services. The terms of the agreement require a total of $1,000,000 to be paid by the Company over 12 months. $500,000 has been paid to date.

Contingent Liabilities

In May 1999, the Company received a notice from Huntington Bancshares Incorporated ("Huntington") asserting that Huntington has superior trademark rights in the name "ebank." On June 30, 1999, the Company filed an action in the United States District Court for the Northern District of Georgia, asking for a declaratory judgment
                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements

that it has the right to use "ebank.com" as a trademark for Internet banking services despite Huntington's registration. Rather than answering the Company's complaint, Huntington filed suit against the Company on August 10, 1999, in the United States District Court for the Eastern District of Ohio, alleging trademark infringement over the Company's use of the name "ebank.com." In the Ohio action, Huntington is seeking an injunction against the Company's use of the name "ebank.com" and "ebank," as well as treble damages and all profits realized by the Company by reason of its use of the name "ebank." Huntington has submitted a motion to dismiss the Georgia action, and the Company has submitted a motion to dismiss the Ohio action, in each case on the grounds of lack of jurisdiction. On March 29, 2000, the district court in the Georgia action granted Huntington's motion to dismiss on the grounds that the court did not have jurisdiction over Huntington. Although the Company intends to vigorously defend its rights to the name "ebank.com," it cannot predict the outcome of this litigation. In the worst case, however, the Company could be required to pay damages, change its name, and choose a new domain name from which to host its Internet operation, and the amount of damages could include the actual amount of damages sustained by Huntington, multiplied by three, plus all profits the Company realizes through the use of the name "ebank," and even punitive damages. In the opinion of management, the resolution of these matters will not materially affect the Company's financial position, results of operations or liquidity.

There are no other material legal proceedings to which the Company or any of its properties are subject.

13.   Supplemental Financial Data

Components of professional and outside services, and other expense in excess of 1 percent of total income are as follows:

 Year ended December 31,                                      1999       1998
 -----------------------------------------------------------------------------

 Professional and outside services:
    Advertising                                           $398,325   $102,487
    Legal                                                  327,770    103,025
    Public relations                                       240,227      2,737
    Other professional                                     219,768     15,649
 Other expense:
    Supplies and printed forms                              62,186     43,011
    Loan expenses                                                -     10,531
    Telecommunications                                     155,467     17,874
    Business licenses                                            -     10,000
    Travel and entertainment                                     -     28,060
    Insurance                                               60,560          -
    OTS penalty assessment(1)                              100,000          -
    Operating charge-offs                                   57,911          -

(1) The Office of Thrift Supervision assessed a $100,000 civil money penalty against the Company because it concluded that the Company began to implement a new Internet business strategy in June 1999 prior to obtaining its approval. While neither admitting nor denying the Office of Thrift Supervision's assertions, in September 1999, the Company consented to and paid this penalty.

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements


14.   Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                          1999                                     1998
                                          -------------------------------------    -------------------------------------
                                                 Carrying           Estimated             Carrying           Estimated
 December 31,                                       Value          Fair Value                Value          Fair Value
 -----------------------------------------------------------------------------------------------------------------------
 Financial assets:
    Cash and cash equivalents               $     772,899       $     772,899         $  9,923,677        $  9,923,677
    Investment securities available

      for sale                                    994,700             994,700            3,986,491           3,986,491
    Other investments                             213,000             213,000              337,591             337,591
    Loans                                      47,867,286          47,519,520           10,240,557          10,159,287
    Accrued interest receivable                   185,572             185,572               49,740              49,740

 Financial liabilities:
    Noncontractual deposits                   $18,093,919         $18,093,919         $  6,254,775        $  6,254,775
    Contractual deposits                       23,517,203          23,695,034            6,546,348           6,537,428
    Accrued interest payable                       86,422              86,422               26,552              26,552

 Off-balance-sheet instruments:
    Undisbursed credit lines                                      $19,976,000                             $  9,457,000


15.   Change in Accounting Principle--Deferred Organization Costs

Effective January 1, 1998, the Company changed its method of accounting for organization costs in order to expense these costs in the period incurred. Prior to 1998, the Company capitalized organization costs and amortized them to expense over a five-year period. This change in accounting method was made in order for the Company to be in compliance with AICPA Statement of Position 98-5 (SOP 98-5), which states that the costs of start-up activities, which include organization costs, be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998; however the Company elected early adoption, which is encouraged. The Company recorded a pretax charge of approximately $85,000, or $.12 per share, in 1998 as the cumulative effect of this accounting change. Of this amount, approximately $64,000 was related to the Bank and $21,000 was related to the Parent Company. This change also increased 1998 costs and expenses by approximately $343,000, or $.49 per share.

16.   Subsequent Events

On March 16, 2000, the Company closed a Stock Exchange and Rights Agreement ("Agreement") with Talisman, Inc. ("Talisman").

Subject to certain conditions of the Agreement, the Company issued shares of its common stock to Talisman, which represent 9.9 percent of its common stock on a fully diluted basis. The Agreement also provides that Talisman will be issued additional shares to maintain a 9.9 percent equity interest, if certain future events occur. Also subject to certain conditions of the Agreement, Talisman agrees to issue to the Company shares of its common stock such that the Company will own 9.9 percent of Talisman. At closing, 161,438 shares of the Company were issued.

The Company has extended a license to Talisman to use the Company's name and related trademark material outside the United States in exchange for a license to use Talisman's ATM network technology. Each respective
                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements


agreement has initial five-year terms with options to renew for two five-year periods. Management has not yet determined the value of the intangible assets exchanged.

Subject to approval by the Office of Thrift Supervision, the Company and Talisman must execute a services outsourcing agreement for the Company's core data processing services within 180 days from the closing date of the Agreement. If such agreement is not executed, Talisman may rescind all previously executed arrangements. The execution of these agreements will require the Company to significantly expand and upgrade its existing information technology hardware and software infrastructure. The Company and Talisman contemplate the designated data processing services will be provided at a data center Talisman will build. Management is currently evaluating the nature, extent, and costs associated with these changes.

In connection with the above transaction, the Company retained Sutro & Co. Incorporated ("Sutro") (i) to act as its exclusive financial advisor, and (ii) to act as its exclusive placement agent with respect to future financing, as defined, that are arranged by Sutro.

Sutro's compensation for its role as financial advisor in the transaction with Talisman was as follows:

(a) An advisory fee of $300,000 payable in cash upon consummation of the transaction.

(b) Fully paid and nonassessable common stock of Talisman equal to 7.5 percent of the Talisman common stock received by the Company as a result of the transaction.

Sutro's compensation for its role arranging any financing will be as follows:

(c)  A  nonrefundable   retainer  of  $25,000  payable  upon  execution  of  the
     agreement. This retainer shall be credited against any fees earned in the event a financing occurs.

(d)  A placement fee (the  "Placement  Fee") payable in cash equal to the sum of
     (i) 7 percent of the principal amount of any preferred stock or common stock raised, (ii) 5 percent of the principal amount of subordinated notes and/or convertible notes issued and (iii) 1.5 percent of the principal amount of any secured revolving credit facility or other senior secured debt.

(e) Warrants to purchase 3 percent of the common shares or common share equivalents sold in a financing (the "Warrants"). The Warrants shall be granted upon the closing of the financing and shall be exercisable for a seven-year period commencing one year from their date of issuance at an aggregate exercise price equal to 125 percent of the price of the equity raised in the financing.

In addition to the foregoing fees, and regardless of whether the Financing contemplated is consummated, the Company agrees to reimburse Sutro for all reasonable out-of-pocket expenses, not to exceed $100,000.

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements



17.   Condensed Financial Information of ebank.com, Inc.

                            Condensed Balance Sheets
                                  (Parent Only)

 December 31,                                                                              1999                    1998
 -----------------------------------------------------------------------------------------------------------------------
 Assets
 Cash on hand or at other financial institutions                                $        44,451          $       84,901
 Federal funds sold                                                                     620,000               4,090,000
 Interest-bearing deposit with bank subsidiary                                        1,015,000                 540,111
 Investment in bank subsidiary                                                        6,969,337               7,578,502
 Investment in nonbank subsidiary                                                      (300,512)                162,091
 Investment in Godfrey Bank                                                             150,000                 150,000
 Loans, net of allowance for loan losses of $20,000 in 1999                             223,012                       -
 Premises and equipment, net                                                            596,440                       -
 Accrued interest receivable                                                              5,514                       -
 Other assets                                                                           772,714                  15,143
 -----------------------------------------------------------------------------------------------------------------------
 Total Assets                                                                       $10,095,956             $12,620,748
 -----------------------------------------------------------------------------------------------------------------------

 Liabilities and Shareholders' Equity

 Liabilities

    Other liabilities                                                             $     154,313     $                 -
 -----------------------------------------------------------------------------------------------------------------------

 Total liabilities                                                                      154,313                       -
 -----------------------------------------------------------------------------------------------------------------------

 Shareholders' equity

    Common stock                                                                         14,693                  14,693
    Capital surplus                                                                  13,722,072              13,722,072
    Accumulated deficit                                                              (3,793,472)             (1,115,778)
    Accumulated other comprehensive income - market valuation reserve
      on investment securities available for sale                                        (1,650)                   (239)
 -----------------------------------------------------------------------------------------------------------------------
 Total shareholders' equity                                                           9,941,643              12,620,748
 -----------------------------------------------------------------------------------------------------------------------
 Total Liabilities and Shareholders' Equity                                         $10,095,956             $12,620,748
 -----------------------------------------------------------------------------------------------------------------------

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements


                          Condensed Statements of Loss
                                  (Parent Only)

                                                                                                         For the period
                                                      For the year ended     For the year ended        from inception to
                                                       December 31, 1999      December 31, 1998       December 31, 1997
 -----------------------------------------------------------------------------------------------------------------------
 Operating income
  Interest income                                            $    192,193          $    213,733          $           -
 -----------------------------------------------------------------------------------------------------------------------
 Total operating income                                           192,193               213,733                      -
 -----------------------------------------------------------------------------------------------------------------------
 Operating expense
   Salaries and benefits                                          494,892               107,887                 51,780
   Occupancy expense                                              102,511                 9,919                  8,351
   Interest expense on other borrowings                                 -                12,113                  2,909
   Professional fees and outside services                       1,038,131                68,945                      -
   Other expense                                                  163,994               113,443                 11,720
 -----------------------------------------------------------------------------------------------------------------------
 Total operating expense                                        1,799,528               312,307                 74,760
 -----------------------------------------------------------------------------------------------------------------------
 Loss before cumulative effect of change in
   accounting principle, income tax benefit,
   and equity in undistributed loss of
   subsidiaries                                                (1,607,335)              (98,574)               (74,760)

 Cumulative effect of change in accounting
   principle                                                            -               (21,185)                     -
 -----------------------------------------------------------------------------------------------------------------------

 Loss before income tax benefit and equity in
   undistributed loss of subsidiaries                          (1,607,335)             (119,759)               (74,760)

 Income tax benefit                                                     -                     -                      -
 -----------------------------------------------------------------------------------------------------------------------

 Loss before equity in undistributed loss of
    subsidiaries                                               (1,607,335)             (119,759)               (74,760)

 Equity in undistributed loss of subsidiaries                  (1,070,359)             (921,259)                     -
 -----------------------------------------------------------------------------------------------------------------------
 Net loss                                                     $(2,677,694)          $(1,041,018)              $(74,760)
 -----------------------------------------------------------------------------------------------------------------------

                        ebank.com, Inc. and Subsidiaries

           Notes to Consolidated and Parent-Only Financial Statements


                       Condensed Statements of Cash Flows
                                  (Parent Only)

                                                                                                         For the period
                                                        For the year ended    For the year ended      from inception to
                                                         December 31, 1999     December 31, 1998      December 31, 1997
 -----------------------------------------------------------------------------------------------------------------------

 Cash flows from operating activities
    Net loss                                                  $ (2,677,694)          $ (1,041,018)           $  (74,760)
    Equity in undistributed loss of subsidiaries                 1,070,359                921,259                     -
    Cumulative effect of change in accounting for
      organization costs                                                 -                 21,185                     -
    Write-off of deferred organization costs                             -                 63,741                     -
    Increase in interest receivable                                 (5,514)                     -                     -
    (Increase) decrease in other assets                           (757,573)                98,341               (25,575)
    Increase (decrease) in other liabilities                       154,313                (65,161)               65,161
 -----------------------------------------------------------------------------------------------------------------------
 Net cash (used) provided by operating activities               (2,216,109)                (1,653)              (35,174)
 -----------------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities
    Contribution of capital to bank subsidiary                           -             (8,500,000)                    -
    Investment in Commerce Mortgage                                      -               (250,000)                    -
    Purchase of interest-bearing deposits with
      bank subsidiary                                             (474,889)              (540,111)                    -
    Purchase of other investments                                        -               (150,000)                    -
    Loans originated                                              (223,012)                     -                     -
    Deferred organization costs                                          -                      -               (84,926)
    Purchase of fixed assets                                      (596,440)                     -               (50,000)
    Sale of premises and equipment                                       -                 50,000                     -
 -----------------------------------------------------------------------------------------------------------------------
 Net cash used by investing activities                          (1,294,341)            (9,390,111)             (134,926)
 -----------------------------------------------------------------------------------------------------------------------
 Net cash from financing activities
    Proceeds from sales of capital stock, net of
      expenses                                                           -             13,736,665                     -
    Initial capital contribution                                         -                      -                   100
    Proceeds from loans by organizers                                    -                      -                 8,000
    Repayment of loans by organizers                                     -                      -                (8,000)
    Proceeds from other borrowings                                       -                272,000               170,000
    Repayment of other borrowings                                        -               (442,000)                    -
 -----------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                               -             13,566,665               170,100
 -----------------------------------------------------------------------------------------------------------------------
 Net (decrease) increase in cash and cash
    equivalents                                                 (3,510,450)             4,174,901                     -

 Cash and cash equivalents at beginning of year                  4,174,901                      -                     -
 -----------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                    $     664,451           $  4,174,901       $             -
 -----------------------------------------------------------------------------------------------------------------------