Form 10QSB
period 2000-03-31
EBANK COM INC
filed 2000-05-15
CIK 1050725

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                                           Commission File No.  333-41545

                                 ebank.com, Inc.
       ------------------------------------------------------------------
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

         1,630,688 shares of common stock, par value $.01 per share, were issued and outstanding as of May 10, 2000.

         Transitional  Small  Business  Disclosure  Format (check one):
                                                                  Yes   No X
                                                                    ---    --



                                 ebank.com, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             March 31,        December 31,
                                                                                2000             1999
                                                                                ----             ----
                                                                            (Unaudited)         (Audited)

Cash and due from banks                                                 $     1,499,733       $       152,899
Federal funds sold                                                            1,910,000               620,000
Investment securities available for sale                                              -               994,700
Other securities                                                                215,600               213,000
Loans, net of allowance for loan losses of $788,000, and $730,000,           50,321,854            47,867,286
respectively
Premises and equipment, net                                                   2,197,947             1,498,568
Accrued interest receivable                                                     350,169               185,572
Investment in Talisman Technologies, Inc.                                       665,932                     -
Other assets                                                                  1,388,118               531,345
                                                                        ---------------       ---------------
         Total assets                                                   $    58,549,353       $    52,063,370
                                                                        ===============       ===============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                $      48,996,850     $     41,611,122
Accrued interest payable                                                          102,938               86,422
Other liabilities                                                                 425,067              424,183
                                                                        -----------------     ----------------
         Total liabilities                                                     49,524,855           42,121,727
                                                                        -----------------     ----------------

SHAREHOLDERS' EQUITY

Common stock, $.01 par value, 10,000,000 shares authorized,  1,630,688
and  1,469,250 shares issued and outstanding, respectively                         16,307               14,693

Surplus                                                                        14,386,390           13,722,072
Accumulated deficit                                                            (5,378,199)          (3,793,472)
Accumulated other comprehensive income (loss)                                           -               (1,650)
                                                                        -----------------     -----------------
           Total shareholders' equity                                           9,024,498            9,941,643
                                                                        -----------------     ----------------

          Total liabilities and shareholders' equity                    $      58,549,353     $     52,063,370
                                                                        =================     ================

The accompanying notes are an integral part of these consolidated financial statements



                                 ebank.com, Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                                                             For the three months ended
                                                                                             --------------------------
                                                                                                      March 31,
                                                                                                      --------
                                                                                                2000             1999
                                                                                                ----             ----
Interest income
        Loans, including fees.........................                                   $    1,234,887    $     351,116
         Investment securities:
             U.S. Government agencies and
             Corporations..............................                                            2,503           46,685
         Other investments.............................                                            1,217              487
         Federal funds sold............................                                           34,032           91,300
                                                                                          --------------   --------------
         Total interest income.........................                                        1,272,639          489,588
                                                                                          --------------   --------------
Interest expense

         Interest bearing demand and money market                                                179,967           60,816
         Savings.......................................                                              212              108
         Time deposits of $100,000 or more.............                                          133,859           50,521
         Other time deposits...........................                                          265,689           62,145
         Other borrowings..............................                                            2,974               --
                                                                                          --------------   --------------
         Total interest expense........................                                          582,701          173,590
                                                                                          --------------   --------------
Net interest income....................................                                          689,938          315,998
Provision for possible loan losses.....................                                           58,000           70,000
                                                                                          --------------   --------------
Net interest income after provision
         for possible loan losses......................                                          631,938          245,998
                                                                                          --------------   --------------
Other income                                                                                      24,318            1,725
                                                                                          --------------   --------------
         Total other income............................                                           24,318            1,725
                                                                                          --------------   --------------
Other expense
         Salaries and other compensation...............                                          630,668          227,622
         Employee benefits.............................                                          202,957           45,174
         Net occupancy and equipment expense...........                                          293,054           96,188
         Professional and other outside services.......                                          996,304           56,864
         Other expense.................................                                          118,000          120,301
                                                                                          --------------   --------------
         Total other expenses..........................                                        2,240,983          546,149
                                                                                          --------------   --------------
Loss before income tax benefit.........................                                       (1,584,727)        (298,426)
Income tax benefit.....................................                                               --               --
                                                                                          --------------   --------------
         Net loss......................................                                   $   (1,584,727)  $     (298,426)
                                                                                          ===============  ==============
Basic and diluted loss per common share................                                   $        (1.06)  $         (.20)
                                                                                          ===============  ==============


The accompanying notes are an integral part of these consolidated financial statements.



                                 ebank.com, Inc.
                  Consolidated Statements of Comprehensive Loss
                                   (Unaudited)

                                                                                    For the three months ended
                                                                                    --------------------------
                                                                                             March 31,
                                                                                             --------
                                                                                        2000              1999
                                                                                        ----              ----
Net loss                                                                         $ (1,584,727)       $   (298,426)
Other comprehensive gain (loss), net of tax:
       Unrealized gain (loss) on securities
             Available for sale                                                        (1,650)               (379)
                                                                                 ------------       -------------
Comprehensive loss                                                               $ (1,583,077)       $   (298,805)
                                                                                 ============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                                 ebank.com, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                         For the three months ended
                                                                                         --------------------------
                                                                                                  March 31,
                                                                                                  ---------
                                                                                            2000             1999
                                                                                            ----             ----
Cash Flows from operating activities:                                                 $    (1,584,727) $      (298,426)
         Net loss
         Adjustment to reconcile net loss to net cash used                                     (3,650)         (46,548)
         by operating activities:
         Net accretion of investment securities                                               112,134           34,626
         Depreciation and amortization of premises and equipment                               58,000           70,000
         Provision for possible loan losses                                                  (856,773)          36,818
         (Increase) in other assets                                                          (164,597)         (30,238)
         (Increase) in accrued interest receivable                                             16,516           17,145
         (Increase) in accrued interest payable                                                   884           (7,649)
                                                                                      ---------------  ----------------
         (Decrease) in other liabilities                                                   (2,422,213)        (224,272)
                                                                                      ---------------- ----------------
                  Net cash used by operating activities

Cash flows from investing activities:
         Purchase of investment securities available for sale                                  (2,600)      (4,972,390)
         Maturities of investment securities available for sale                             1,000,000        5,000,000
         Loans originated, net of principal repayments                                     (2,512,568)      (8,688,802)
                                                                                             (811,513)         (89,216)
         Purchases of premises and equipment                                          ---------------- ----------------
                                                                                           (2,326,681)      (8,750,408)
                                                                                      ---------------- ----------------
 Net cash used by investing activities

Cash flows from financing activities:
         Net increase in deposits                                                           7,385,728        3,973,647
                                                                                      ---------------   ---------------
                  Net cash provided from financing activities                               7,385,728        3,973,647
                                                                                      ---------------   ---------------
Net increase (decrease) in cash and cash equivalents                                        2,636,834       (5,001,033)

Cash and Cash Equivalents:

         Beginning of period                                                                 772,899        9,923,677
                                                                                      ---------------  ---------------
         End of period                                                                $     3,409,733    $   4,922,644
                                                                                      ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                 ebank.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

         ebank.com, Inc. (formerly known as Southeastern Commerce Holding Company) provides a full range of banking and bank-related services to individual and corporate customers through its bank subsidiary, located in north Atlanta, Georgia. Shortly after the opening of the bank subsidiary, plans were developed to offer Internet banking services, and regulatory approval for such services was obtained in December 1998. Effective April 20, 1999, the corporate name was changed to "ebank.com, Inc." and the Internet domain name "ebank.com" was acquired. Internet banking services began on June 30, 1999. ebank.com, Inc. and its subsidiaries are subject to intense competition for all banking services, including Internet banking, from other financial institutions and nonbank financial service companies.

         ebank.com, Inc. (the "Parent Company") was incorporated, under the laws of the State of Georgia on August 22, 1997, to operate as a bank holding company with the Office of Thrift Supervision. ebank (the "Bank") began as a general banking business on August 17, 1998, as a wholly-owned subsidiary of the Parent Company. The Parent Company also owns 100 percent of the capital stock of Commerce Mortgage Company, LLC ("Commerce Mortgage"). The consolidated financial statements include the accounts of the Parent Company and its wholly-owned subsidiaries, the Bank and Commerce Mortgage, collectively known as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - SHARES USED IN COMPUTING NET LOSS PER SHARE

         Basic and diluted loss per share are based on 1,497,635 weighted average shares outstanding for the quarter ended March 31, 2000. There were 42,541 potential common shares outstanding at March 31, 2000, related to common stock options. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss is as follows:

                                                            Unrealized
                                                            Gains (Losses)
                                                            On Securities
                                                            -------------
            Beginning balance - December 31, 1999             $ (1,650)
            Current - period change $2,750, net of tax
            of $1,100                                            1,650
                                                            ----------
            Ending balance -  March 31, 2000                  $      0
                                                            ==========

NOTE 5 - INVESTMENT IN TALISMAN TECHNOLOGIES,  INC.

         On March 16, 2000, the Company entered into an exclusive 15-year license agreement with Talisman Technologies, Inc., an affiliate of Talisman Entertainment Inc., to use its Internet ATM technology in its installation and operation of ATMs within the United States, and granted Talisman a 15-year license to use its banking knowledge and know-how, trademarks, business plans, and marketing materials outside the United States. As consideration for these licenses, the Company issued 161,438 shares of its common stock to Talisman, which represented 9.9% of its common stock on the closing date, and we are committed to issue additional shares to maintain Talisman's 9.9% interest if certain events occur. In return, Talisman issued us 9.9% of the then outstanding shares of its common stock on a fully diluted basis. In addition, the Company has agreed to enter into an outsourcing agreement with Talisman within 180 days after the closing, pursuant to which Talisman will provide our core data processing services. The Company will need a substantial amount of additional funds, which it believes will be between $5 million and $10 million, to implement the outsourcing agreement. The Company currently does not have these funds and there is a risk that it will not obtain them during this 180-day period. If the Company fails to enter into this agreement within this period, Talisman reserves the right to rescind the entire transaction, including the license transfers and share issuances. Because there is a substantial risk that the outsourcing agreement will not be implemented and the transactions will be rescinded, the Company has not attributed any value to the Talisman license in our financial statements for the period ended March 31, 2000. In addition, because the common stock it issued to Talisman is restricted stock and cannot be freely transferred without registration, third party investment bankers have applied a lack of marketability discount of approximately 45% from the closing price of our common stock on March 16, 2000, the date of issuance. Because there is no public market for the Talisman common stock the Company received in the transaction, the Company valued this asset based on the value of the common stock it issued to Talisman, taking into account the discount for lack of liquidity.

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

o        changes in the securities markets; and

o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including our Form 10-KSB for the year ended December 31, 1999.

Financial Condition
-------------------

         Total   consolidated   assets  increased  by  $6,485,983  or  12.5%  to
$58,549,353 during the three-month period ended March 31, 2000. The increase was generated primarily through a net increase in deposits of $7,385,728 or 17.8%.

         At March 31, 2000, the Company's assets consisted primarily of federal funds sold of $1,910,000, other investments of $215,600, net loans of $50,321,854, property at cost less accumulated depreciation of $2,197,947, cash due from banks of $1,499,733, investment in Talisman Technologies, Inc. of $665,932, and other assets totaling $1,738,287. The Company's liabilities at March 31, 2000, were $49,524,855, consisting of deposits of $48,996,850 and accrued expenses and other liabilities of $528,005. The Company's shareholders' equity of totaled $9,024,498 at March 31, 2000.

Results of Operations
---------------------

         From the Bank's opening date on August 17, 1998 through March 31, 2000, the Bank has attracted approximately $49.0 million in deposits and made net loans of $50.3 million. Net interest income for the three-month period ending March 31, 2000 totaled $689,938 compared to net interest income of $315,998 for the three-month period ending March 31, 1999. This increase in net interest income in the 1st quarter of 2000 over the 1st quarter of 1999 is primarily due to an increase in earning assets, including primarily the increase in average loans of $34.0 million, offset somewhat by the reduction in average investment securities of $9.2 million, respectively.

         Our provision for loan losses for the three months ended March 31, 2000 and 1999 was $58,000 and $70,000, respectively. This was offset somewhat by other income of $24,318 and $1,725, respectively.

         On an annualized basis, other income represents less than .17% of total assets. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks. The above fees and charges may increase in the future.

         Operating expenses for the three-month period ending March 31, 2000 totaled $2,240,984, including salaries and other compensation of $630,668, employee benefits expenses of $202,957, occupancy and equipment expenses of $293,054, professional and other outside services of $996,304, and other expenses of $118,000. On an annualized basis, other expenses represents 15.4% of total assets. Operating expense for the three-month period ending March 31, 1999 totaled $546,149. The significant increases in operating expenses in the three-month period ending March 31, 2000 over the same period in 1999 include additional staffing, occupancy, and professional expenses to support the projected growth of the Company, marketing expenses to promote the Company's products and services, and other general operating expenses.

         The Company had a net loss of $1,584,727 or $1.06 per share for the three-month period ending March 31, 2000, compared to a net loss of $298,426 or $.20 per share for the three-month period ending March 31, 1999.

Allowance for Loan Losses
-------------------------

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

         At December 31, 1999, the allowance for loan losses amounted to $730,000. By March 31, 2000, the allowance had grown to $788,000. The allowance for loan losses, as a percentage of total gross loans, increased from 1.50% to 1.54% during the three-month period ended March 31, 2000. We had one non-performing loan totaling $93,000 and no significantly past due loans at March 31, 2000 and had no charge-offs for the three-month period ending March 31, 2000.

Average Balances, Income and Expense, and Rates
-----------------------------------------------

         Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2000.

          Interest                                                    Interest
       Earning Assets/                     Average                     Income/                         Yield/
     Bearing Liabilities                   Balance                      Cost                            Cost
     -------------------                   --------                    -------                        --------
Federal funds sold                    $     2,416,230            $       34,032                          5.66%
Investment securities                         247,637                     3,720                          6.04%
Loans                                      48,837,571                 1,234,887                         10.17%
                                      ---------------            --------------                    -----------
     Total                            $    51,501,439            $   1,272,639                           9.94%
                                      ===============            =============                     ===========
Deposits                              $    45,922,641            $     582,701                           5.10%
                                      ===============            ==============                    ===========
Net interest income                                              $      689,938                          4.84%
                                                                 ==============                    ===========
Net yield on earning assets                                                                              5.39%
                                                                                                   ===========

Liquidity and Sources of Capital
--------------------------------

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2000 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $3.4 million, representing 6% of total assets. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 2000, total deposits increased from $41.6 million to $49.0 million, representing an increase of 18%. The Company closely monitors and attempts to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan demand.

         The Company and the Bank maintain adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the OTS, the Bank's primary regulator.

                                                               Bank             Company              Minimum
                                                             Capital            Capital            Regulatory
           Capital ratios at March 31, 2000                   Ratio              Ratio             Requirement
                                                              -----              -----             -----------
           Tier 1 capital                                       13.1%             16.0%               4.0%
           Tier 2 capital                                        1.2%              1.2%
                                                          -----------        ----------
             Total risk-based capital ratio                     14.3%             17.2%               8.0%
                                                          ===========        ==========       ============

           Leverage ratio                                       12.4%             15.0%               4.0%
                                                          ===========        ==========       ============


         The OTS has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         Management believes that, as of March 31, 2000, the Company and Bank meet all capital requirements to which they are subject.

Liquidity And Rate Sensitivity
------------------------------

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

         The table below shows the interest rate sensitivity of the Company's assets and liabilities as of March 31, 2000:

                                                         After three
                                            Within        but within         After one
                                            three           twelve          but within    After five
                                            months          months          five years      Years           Total
                                         -------------  ---------------    ---------------------------  ---------------
                                                                    (Dollars in Thousands)

Interest-earning assets:
   Federal funds sold                    $    1,910      $       --         $        --   $       --    $     1,910
   Other  securities                              0              --                  --          215            215
   Loans                                     26,569           2,520              16,698        5,323         51,110
                                         ----------      ----------         -----------  -----------    -----------
 Total earning assets                    $  28,479       $    2,520         $    16,698   $    5,538    $    53,235
                                         =========       ==========         ===========   ==========    ===========

 Interest-bearing liabilities:
   Money market, savings and NOW         $  13,856       $       --         $        --   $       --    $    13,856
   Time deposits                              4,183          25,601                  85           --         29,869
                                         ----------      ----------         -----------  -----------    -----------
 Total interest-bearing liabilities      $   18,039      $   25,601         $        85   $       --    $    43,725
                                         ==========      ==========         ===========   ==========    ===========

 Interest-sensitivity gap                $   10,440      $  (23,081)        $    16,613   $    5,538    $     9,510
                                         ==========      ===========        ===========   ==========    ===========

 Cumulative interest-sensitivity gap     $   10,440      $  (12,641)        $     3,972   $    9,510    $     9,510
                                         ==========      ===========        ===========   ==========    ===========

 Ratio of interest-sensitivity gap to
   total earning assets                       19.61%        (43.36)%              31.21%       10.40%

 Ratio of cumulative
   interest-sensitivity gap to total
   earning assets                             19.61%        (23.75)%               7.46%       17.86%

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

Loan Portfolio
--------------

         Since loans typically provide higher interest yields than do other types of earning assets, the Company's intent is to channel a substantial percentage of its earning assets into the loans category. Average loans, on an annualized basis, were approximately $48,800,000 for the three-month period ended March 31, 2000. Total gross loans outstanding at March 31, 2000 were $51,109,854.

         The following table summarizes the composition of the loan portfolio at March 31, 2000:

                                                                    Percent
                                          Amount                   of total
                                      ----------------            -----------
 Commercial                           $   10,899,145                 21.25%
 Real estate - individual                  3,124,081                  6.09%
 Real estate - commercial                 35,182,059                 68.59%
 Installment loans to individuals          2,085,823                  4.07%
                                      ----------------            -----------
 Total loans                              51,291,108                100.00%
                                                                  ===========
 Less:   Net deferred loan fees             (181,254)
         Allowance for loan loss            (788,000)
                                      ----------------
 Total net loans                      $   50,321,854
                                      ================

         The principal components of the Company's loan portfolio at March 31, 2000 were mortgage loans and commercial loans, which represented 95.93% of the portfolio. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. The Company will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

Year 2000

         Like many financial institutions, we rely upon computers for conducting our business and for information systems processing. Industry experts were concerned that on January 1, 2000, some computers would not be able to interpret the new year properly, causing computer malfunctions. While we have not experienced any material computer malfunctions to date, there remains a risk that our computers will be unable to read or interpret data on Year 2000-sensitive dates, including October 10, 2000. Our regulators have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and executed a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We generally rely on software and hardware developed by independent third parties for our information systems. We believe that our internal systems and software, including our network connections, are programmed to comply with Year 2000 requirements, although there is a risk they may not be. We incurred approximately $30,000 in expenses in 1999 to implement our Year 2000 plan. Under our plan, we are continuing to monitor the situation throughout 2000. Based on information currently available, we believe that we will not incur significant additional expenses in connection with the Year 2000 issue.

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

Item 2.  Changes in Securities.

         (a)      Not applicable.

         (b)      Not applicable.

         (c) On March 16, 2000, we issued 161,438 shares of common stock to Talisman Technologies, Inc. in return for 9.9% of its common stock. We are committed to issue additional shares to maintain Talisman's 9.9% interest if certain events occur. For its services in connection with the Talisman transaction, we have agreed to pay Sutro & Co. Incorporated an advisory fee of $300,000 and 7.5% of the Talisman shares we received. Please see a more detailed discussion of this transaction under Note 5 to the financial statements.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None

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

10.8. First Amendment to Lease Agreement dated June 4, 1998 between the Company and Regent Paces Ferry Office I, Inc. (incorporated by reference in the Company's Form 10KSB filed with the SEC on April 12, 2000.)

10.9. Sublease dated March 15, 1999 between the Bank and The Bankers Bank (incorporated by reference in the Company's Form 10KSB filed with the SEC on April 12, 2000.)

10.10. Engagement letter dated December 13, 1999 between the company and Sutro & Co., Inc. (incorporated by reference in the Company's Form 10KSB filed with the SEC on April 12, 2000.)

10.11. Integrated Business Center Agreement dated December 15, 1999 between the company and Office.com (incorporated by reference in the Company's Form 10KSB filed with the SEC on April 12, 2000.)

10.12. Letter of Agreement dated May 14, 1999 between the Company and Fountainhead Strategic Solutions, LLC (incorporated by reference in the Company's Form 10KSB filed with the SEC on April 12, 2000.)

10.13. Form of employment agreement for Richard A. Parlontieri with the Company (incorporated by reference in the Company's Form 10KSB filed with the SEC on April 12, 2000.)

10.14    Stock   Exchange  and Rights Agreement with Tailsman Technologies, Inc.
         dated January 25, 2000.

21.1. Subsidiaries of the Company (incorporated by reference in the Company's Form 10KSB filed with the SEC on April 12, 2000.)

23.1     Independent Certified Public Accountants

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

99.2. Press Release dated May 3, 1999 to announce the Company's new stock trading symbol (incorporated by reference in the Company's Form 8-K filed with the SEC on May 5, 1999)
------------------------

         (b) The following reports on were filed by the Company on Form 8-K during the quarter ended March 31, 2000.

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

                                        ebank.com, Inc.

Date:   May 15, 2000                    By:     /s/ Richard A. Parlontieri
       ----------------                     -------------------------------
                                                Richard A. Parlontieri
                                                Chairman and Chief Executive
                                                 Officer

                                        By: /s/ Mark D. Little
                                            --------------------------------
                                                Mark D. Little
                                                Chief Financial Officer