Form 10QSB
period 2000-06-30
EBANK COM INC
filed 2000-08-14
CIK 1050725

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

         1,469,250 shares of common stock, par value $.01 per share, were issued and outstanding as of August 7, 2000.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       --    --


                                 ebank.com, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              June 30,           December 31,
                                                                                2000                1999
                                                                                ----                ----
                                                                            (Unaudited)             (Audited)

Cash and due from banks                                                 $     2,171,789       $       152,899
Federal funds sold                                                            9,220,000               620,000
Investment securities available for sale                                              -               994,700
Other investments                                                               163,053               213,000
Loans, net of allowance for loan losses of $844,000 and  $730,000,           54,220,430            47,867,286
respectively
Premises and equipment, net                                                   2,246,855             1,498,568
Accrued interest receivable                                                     472,975               185,572
Investment in Talisman Technologies, Inc.                                       665,932                     -
Other assets                                                                    268,193               531,345
                                                                        ---------------       ---------------
         Total assets                                                   $    69,429,227       $    52,063,370
                                                                        ===============       ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                              $      62,306,579      $     41,611,122
Accrued interest payable                                                        130,839                86,422
Other liabilities                                                               830,395               424,183
                                                                      -----------------      ----------------
         Total liabilities                                                   63,267,813            42,121,727
                                                                      -----------------      ----------------

SHAREHOLDERS' EQUITY

Common stock, $.01 par value, 10,000,000 shares authorized,
1,630,688 and 1,469,250 shares issued and outstanding,
respectively                                                                     16,307                14,693

Surplus                                                                      14,386,390            13,722,072
Accumulated deficit                                                          (8,188,783)           (3,793,472)
Accumulated other comprehensive loss                                            (52,500)               (1,650)
                                                                      ------------------     ----------------
           Total shareholders' equity                                         6,161,414             9,941,643
                                                                      -----------------      ----------------

          Total liabilities and shareholders' equity                  $      69,429,227      $     52,063,370
                                                                      =================      ================


The accompanying notes are an integral part of these consolidated financial statements.

                                 ebank.com, Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                             For the three months ended               For the six months ended
                                                             --------------------------               ------------------------
                                                                       June 30,                               June 30,
                                                                       --------                               --------

Interest income                                                 2000              1999               2000              1999
                                                                ----              ----               ----              ----
         Loans, including fees.........................   $    1,316,261         612,058      $    2,551,072         963,174
         Investment securities:
             U.S. Government agencies and
             corporations..............................                0          47,164               2,503            93,849
         Other investments.............................            1,281           1,363               2,498             1,850
         Federal funds sold............................           42,987          95,147              77,020           186,447
                                                          --------------  --------------      --------------    --------------
         Total interest income.........................        1,360,529         755,732           2,633,093         1,245,320
                                                          --------------  --------------      --------------    --------------
Interest expense

         Interest bearing demand and money market                176,558         178,594             356,526           239,410
         Savings.......................................              272             130                 408               238
         Time deposits of $100,000 or more.............          151,756          57,594             284,524           108,115
         Other time deposits...........................          369,100          74,103             635,956           136,248
         Other borrowings..............................              574              36               3,548                36
                                                          --------------  --------------      --------------    --------------
         Total interest expense........................          698,260         310,457           1,280,962           484,047
                                                          --------------  --------------      --------------    --------------
Net interest income....................................          662,269         445,275           1,352,131           761,273
Provision for possible loan losses.....................           56,000          58,000             114,000           128,000
                                                          --------------  --------------      --------------    --------------
Net Interest income after provision
         for possible loan losses......................          606,269         387,275           1,238,131           633,273
                                                          --------------  --------------      --------------    --------------
Other income...........................................           24,597           7,214              48,206             8,939
                                                          --------------  --------------      --------------    --------------

         Total other income                                       24,597           7,214              48,206             8,939
                                                          --------------  --------------      --------------    --------------
Other expense

         Salaries and other compensation...............          809,440         282,609           1,436,585           510,231
         Employee benefits.............................          214,670          59,356             412,172           104,530
         Net occupancy and equipment expense...........          324,032         121,205             607,286           217,393
         Professional and other outside services.......        1,977,926         213,761           2,961,900           270,625
         Other expense.................................          149,550         131,884             263,706           252,185
                                                          --------------  --------------      --------------    --------------
         Total other expenses..........................        3,475,618         808,815           5,681,649         1,354,964
                                                          --------------  --------------      --------------    --------------
Loss before income tax benefit.........................       (2,844,752)       (414,326)         (4,395,312)         (712,752)
Income tax benefit.....................................               --              --                  --                --
                                                          --------------  --------------      --------------    --------------
         Net loss......................................   $   (2,844,752) $     (414,326)     $   (4,395,312)   $     (712,752)
                                                          =============== ==============      ==============   ===============
Basic and diluted loss per common share................   $        (1.74) $         (.28)      $       (2.81)    $        (.49)
                                                          ==============  ==============      ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.


                                 ebank.com, Inc.
                  Consolidated Statements of Comprehensive Loss
                                   (Unaudited)

                                                          For the three months ended           For the six months ended
                                                          ---------------------------          ------------------------
                                                                    June 30,                            June 30,
                                                                    --------                            --------
                                                            2000               1999              2000             1999
                                                            ----               ----              ----             ----
Net loss                                              $ (2,844,752)      $   (414,326)      $ (4,395,312)    $   (712,752)
Other comprehensive loss:
       Unrealized loss on securities
       available for sale                                  (52,500)            (3,756)           (50,850)          (4,135)
                                                      -------------      -------------      -------------    -------------
Comprehensive loss                                    $ (2,897,252)      $   (418,082)      $ (4,446,162)    $   (716,887)
                                                      =============      =============      =============    =============



The accompanying notes are an integral part of these consolidated financial statements.



                                 ebank.com, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the six months ended
                                                                                                  June 30,
                                                                                            2000             1999
                                                                                            ----             ----
Cash Flows from operating activities:

         Net loss                                                                     $    (4,395,312) $      (712,752)
         Adjustment to reconcile net loss to net cash used
         by operating activities:
         Net accretion of investment securities                                                (3,601)         (91,092)
         Depreciation and amortization of premises and equipment                              286,610           78,984
         Provision for possible loan losses                                                   114,000          128,000
         Decrease (increase) in other assets                                                  263,152          (93,448)
         (Increase) in accrued interest receivable                                           (287,403)         (72,842)
         Increase in accrued interest payable                                                  44,417           29,166
         Increase (decrease) in other liabilities                                             406,211          (15,150)
                                                                                      ---------------  ---------------
                  Net cash used by operating activities                                    (3,571,926)        (749,134)
                                                                                      ---------------- ---------------
Cash flows from investing activities:
         Purchase of investment securities available for sale                                       0       (8,946,262)
         Purchase of other investments                                                         (2,600)               0
         Maturities of investment securities available for sale                             1,000,000        9,000,000
         Loans originated, net of principal repayments                                     (6,467,144)     (17,699,106)
         Purchases of premises and equipment                                               (1,034,897)        (209,620)
                                                                                      ---------------- ---------------
                  Net cash used by investing activities                                    (6,504,641)     (17,854,988)
                                                                                      ---------------- ---------------
Cash flows from financing activities:
         Net increase in deposits                                                          20,695,457       18,212,287
                                                                                      ---------------  ---------------
                  Net cash provided by financing activities                                20,695,457       18,212,287
                                                                                      ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                                       10,618,890         (391,835)
Cash and Cash Equivalents:
         Beginning of period                                                                  772,899        9,923,677
                                                                                      ---------------  ---------------
         End of period                                                                $    11,391,789    $   9,531,842
                                                                                      ===============  ===============


Supplemental Disclosure of Noncash Investing and Financing Activities:
---------------------------------------------------------------------

On March 16, 2000, the Company issued 161,438 shares of common stock (9.9% of its common stock outstanding on the closing date) valued at $665,932 in exchange for 9.9% of the common stock of Talisman Technologies, Inc. (See Note 5)

The accompanying notes are an integral part of these consolidated financial statements.

                                 ebank.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Company's consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB.

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

         ebank.com, Inc. (the "Parent Company") was incorporated, under the laws of the State of Georgia on August 22, 1997, to operate as a unitary thrift holding company under the supervision of the Office of Thrift Supervision. ebank (the "Bank") began as a general banking business on August 17, 1998, as a wholly-owned subsidiary of the Parent Company. The consolidated financial statements include the accounts of the Parent Company and its wholly-owned subsidiary, the Bank, collectively known as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - SHARES USED IN COMPUTING NET LOSS PER SHARE

         Basic and diluted loss per share are based on 1,630,688 and 1,564,161 weighted average shares outstanding for the three and six months ended June 30, 2000, respectively. There were 218,026 potential common shares outstanding at June 30, 2000, related to common stock options. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss is as follows:

                                                       Unrealized
                                                       Gains (Losses)
                                                       On Securities
                                                      --------------

          Beginning balance - December 31, 1999       $     (1,650)
          Current - period change                         ( 50,850)
                                                      ------------
          Ending balance -  June 30, 2000             $   ( 52,500)
                                                      ============

NOTE 5 - INVESTMENT IN TALISMAN TECHNOLOGIES,  INC.

         On March 16, 2000, the Company entered into an exclusive 15-year license agreement with Talisman Technologies, Inc. ("Talisman") an affiliate of Talisman Entertainment, Inc., to use its Internet ATM technology in its installation and operation of ATMs within the United States, and granted Talisman a 15-year license to use its banking knowledge and know-how, trademarks, business plans, and marketing materials outside the United States. As consideration for these licenses, the Company issued 161,438 shares of its common stock to Talisman, which represented 9.9% of its common stock on the closing date, and was committed to issue additional shares to maintain Talisman's 9.9% interest if certain events occur. In return, Talisman issued the Company 9.9% of the then outstanding shares of its common stock on a fully diluted basis. In addition, the Company agreed to enter into an outsourcing agreement with Talisman within 180 days after the closing, pursuant to which Talisman will provide our core data processing services.

         On July 14, 2000, the Company and Talisman agreed not to proceed with an outsourcing agreement and, pursuant to the terms of the agreement, the entire transaction between the parties, including the license transfers and share issuances, was rescinded. As a result, the 161,438 shares of common stock issued to Talisman have been redeemed, the licenses granted to Talisman and the Company have been cancelled, and the related agreements have been terminated.

NOTE 6 - EVENT SUBSEQUENT TO JUNE 30, 2000

         On August 8, 2000, the Company entered into a $2,500,000 loan agreement with a nonaffiliated financial institution. Proceeds from the loan will be used by the Company to repay amounts payable to its bank subsidiary. The loan matures on July 31, 2001 and has an annual interest rate of the lender's prime rate less 0.50%. The loan is collateralized by a pledge of 100% of the outstanding common stock of the bank subsidiary owned by the Company and by guarantees provided by the directors, the former Chairman of the Board of Directors, and the President of the Company. The loan provides that additional collateral will be provided to the lender if the book value of the Bank stock pledged is less than $6,000,000. The Company must also maintain certain financial ratios, primarily related to capital adequacy.

NOTE 7 - SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS AND STATEMENTS OF LOSS

                                 ebank.com, Inc.
                           Consolidating Balance Sheet
                       For the Period ending June 30, 2000
                                   (unaudited)

                                                                 ebank.com, Inc.        Eliminations          Consolidated
                                               Ebank             Holding Company                              ebank.com, Inc.
                                           --------------      ---------------------    --------------     -------------------
ASSETS

  Cash and due from banks                     $1,978,010                   $193,779                $0              $2,171,789

  Federal funds sold                           9,200,000                     20,000                 0               9,220,000

  Other investments                               65,553                    763,432                 0                 828,985

  Loans receivable

    (net of allowance for loan losses)         54,118,321                   102,109                 0              54,220,430

  Premises and equipment

    (net of accumulated depreciation)            802,855                  1,444,000                 0               2,246,855

  Investment in subsidiary                             0                  6,668,519        (6,668,519)                      0

  Interest receivable                            467,418                      5,557                 0                 472,975

  Other assets                                 2,693,239                    141,012        (2,566,058)                 268,193
                                              ----------                  ---------        ----------              -----------

                             Total Assets     69,325,396                  9,338,408        (9,234,577)              69,429,227
                                              ==========                  =========        ==========              ===========
LIABILITIES

  Deposits                                    62,306,579                          0                 0              62,306,579

  Accrued interest payable                       130,839                          0                 0                 130,839

  Payable to ebank                                                        2,566,058       (2,566,058)                       0
                                                       0

  Other liabilities                              219,459                    610,936                                   830,395
                                                                                                    0

                                           --------------      ---------------------    --------------     -------------------

                        Total Liabilities     62,656,877                  3,176,994       (2,566,058)              63,267,813

SHAREHOLDERS' EQUITY

  Common stock                                     8,500                     16,307           (8,500)                  16,307

  Surplus                                      8,491,500                 14,386,390       (8,491,500)              14,386,390

  Accumulated deficit                        (1,831,481)                (8,188,783)         1,831,481             (8,188,783)

  Accumulated other comprehensive loss                 0                   (52,500)                 0                (52,500)
                                           --------------      ---------------------    --------------     -------------------

               Total Shareholders' Equity      6,668,519                  6,161,414       (6,668,519)               6,161,414

                    Total Liabilities and

                     Shareholders' Equity     69,325,396                  9,338,408       (9,234,577)              69,429,227
                                              ==========                  =========       ===========              ==========



                                 ebank.com, Inc.
                         Consolidating Statement of Loss
                       For Six Months Ended June 30, 2000
                                   (unaudited)

                                                           ebank.com, Inc.                       Consolidated
                                              ebank        Holding Company      Eliminations     ebank.com,Inc
                                            ----------    ------------------  --------------   ---------------

Income

Interest income                               $2,611,221            $21,872               $0        $2,633,093
                                            ------------       ------------      ------------   --------------

                     Total Interest Income     2,611,221             21,872                0         2,633,093

Interest Expense                               1,280,962                  0                0         1,280,962
                                            ------------       ------------      ------------   --------------

                    Total Interest Expense     1,280,962                  0                0         1,280,962

                       Net Interest Income     1,330,259             21,872                0         1,352,131

           Provision For Loan Loss Reserve       114,000                  0                0           114,000
                                            ------------       ------------      ------------   --------------

       Net Interest Income after provision     1,216,259             21,872                0         1,238,131

Other Income                                      36,935             11,271                0            48,206
                                            ------------       ------------      ------------   --------------

                        Total Other Income        36,935             11,271                0            48,206


Other Expense

   Salaries and other compensation               717,577            719,008                0         1,436,585

   Employee benefits                             155,336            256,836                0           412,172

   Net occupancy and equipment                   246,102            361,184                0           607,286

   Professional and other outside

   services                                      304,977          2,656,923                0         2,961,900

    Other                                        130,022            133,684                0           263,706
                                            ------------      -------------       -----------   --------------

                  Total Operating Expenses     1,554,014          4,127,635                0         5,681,649

                Loss From Subsidiary-ebank             0           (300,820)          300,820                0

                         Loss Before Taxes     (300,820)         (4,395,312)          300,820       (4,395,312)

Income Taxes Benefit                                   0                  0                 0                0
                                            ------------       ------------       -----------   --------------

                                  Net Loss      (300,820)        (4,395,312)          300,820       (4,395,312)
                                            ============       ============       ===========   ==============


PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Other potential risks and uncertainties include, but are not limited to:

o significant increases in competitive pressure in the banking and financial services industries, especially the Internet banking sector;

o whether the Company can successfully implement new business strategies and manage projected growth;

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

Financial Condition

         Total  consolidated   assets  increased  by  $17,365,857  or  33.4%  to
$69,429,227 during the six-month period ended June 30, 2000. The increase was generated primarily through a net increase in deposits of $20,695,457 or 49.7%.

         At June 30, 2000, the Company's assets consisted primarily of federal funds sold of $9,220,000, other investments of $163,053, net loans of $54,220,430, property at cost less accumulated depreciation of $2,246,855, cash due from banks of $2,171,789, investment in Talisman Technologies, Inc. of $665,932, and other assets totaling $268,193. The Company's liabilities at June 30, 2000, were $63,267,813, consisting of deposits of $62,306,579 and accrued expenses and other liabilities of $961,234. The Company's shareholders' equity totaled $6,161,414 at June 30, 2000. The transaction with Talisman Technologies, Inc. was terminated on July 14, 2000. For further discussion, see Note 5 and
Item 5.

Results of Operations

         From the Bank's opening date on August 17, 1998 through June 30, 2000, the Bank has attracted approximately $62.3 million in deposits and made net loans of $54.2 million. Net interest income for the three month period ending June 30, 2000 totaled $662,269 compared to net interest income of $445,275 for the three-month period ending June 30, 1999. This increase in net interest income in the 2nd quarter of 2000 over the 2nd quarter of 1999 is primarily due to an increase in earning assets, including primarily the increase in average loans of $26.4 million, offset somewhat by the reduction in average investment securities of $3.5 million, respectively.

         Our provision for loan losses for the three months ended June 30, 2000 and 1999 was $56,000 and $58,000, respectively. This was offset somewhat by other income of $24,597 and $7,214 respectively.

         On an annualized basis, other income represents less than .08% of total assets. This figure is relatively low because in order to attract new banking relationships, the Bank's fee structure and charges are low when compared to other banks.

         Operating expenses for the three-month period ending June 30, 2000 totaled $3,475,618, including salaries and other compensation of $809,440, employee benefits expenses of $214,670, occupancy and equipment expenses of $324,032, professional and other outside services of $1,977,926, and other expenses of $149,550. On an annualized basis, other expenses represents .90% of total assets. Operating expenses for the three-month period ending June 30, 1999 totaled $808,815.

         The Company incurred significant increases in operating expenses in the three-month period ending June 30, 2000 over the same period in 1999 in connection with the launch of a new business strategy in the first quarter of 2000. The primary components of these expenses included additional staffing, occupancy, and professional expenses to support the projected growth of the Company, marketing expenses to promote the Company's products and services, and other general operating expenses. In July 2000, the Company announced the reevaluation of this business strategy and the restructuring of management, which included the elimination of some senior level positions, to reduce costs at the holding company level. For further discussion, see Item 5.

         As a result of this reevaluation of its business strategies, at June 30, 2000, the Company wrote off certain costs which had previously been capitalized. These write-offs included $693,173 related to a private stock placement offering, which was suspended due to adverse market conditions and has not yet been resumed. Additionally, unamortized prepaid marketing related costs of $125,000 were written off related to certain suspended business strategies.

         The Company had a net loss of $2,844,752 or $1.74 per share for the three-month period ending June 30, 2000, compared to a net loss of $414,326 or $.28 per share for the three-month period ending June 30, 1999.

Allowance for Loan Losses

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

         At December 31, 1999, the allowance for loan losses amounted to $730,000. By June 30, 2000, the allowance had grown to $844,000. The allowance for loan losses, as a percentage of total gross loans, is 1.53% as of the three-month period ended June 30, 2000. We had one non-performing loan totaling $74,586, which was subsequently sold in July 2000. We had no significantly past due loans at June 30, 2000 and had no charge-offs for the three-month period ending June 30, 2000.

Average Balances, Income and Expense, and Rates

         Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2000:

          Interest                                        Interest
       Earning Assets/               Average               Income/       Yield/
     Bearing Liabilities             Balance                Cost          Cost
     -------------------             -------              ---------      ------

Federal funds sold              $     2,659,020      $       77,020        5.79%
Investment securities                   154,595               5,001        6.47%
Loans                                50,936,006           2,551,072       10.02%
                                ---------------      --------------  -----------

     Total                      $    53,749,621      $    2,633,093        9.80%
                                ===============      =============   ===========

Deposits                        $    49,015,676      $    1,280,962        5.23%
                                ===============      ==============  ===========

Net interest income                                  $    1,352,131        4.57%
                                                     ==============  ===========

Net yield on earning assets                                                5.03%
                                                                     ===========

         The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2000:

          Interest                                          Interest
       Earning Assets/                  Average           Income/      Yield/
     Bearing Liabilities                Balance            Cost         Cost
     -------------------                -------           -------      ------

Federal funds sold                    $  2,900,347     $    42,987       5.93%
Investment securities                       65,553           1,281       7.82%
Loans                                   53,087,587       1,316,261       9.92%
                                      ------------     -----------    --------

     Total                            $ 56,053,487     $ 1,360,529       9.71%
                                      ============     ===========    ========

Deposits                              $ 52,291,099     $   698,260       5.34%
                                      ============     ===========    ========

Net interest income                                    $   662,269       4.37%
                                                       ===========    ========

Net yield on earning assets                                              4.73%
                                                                      ========

Liquidity and Sources of Capital

         Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2000 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $11.4 million, or 16% of total assets. Note that the Company's ability to maintain and expand its deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended June 30, 2000, total deposits increased from $49.0 million to $62.3 million, representing an increase of 27%. The Company closely monitors and attempts to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet customer withdrawals and loan demand.

         As noted above, the Company commenced a private offering to fund expenses related to its new business strategy that it launched in the first quarter of 2000. Due to adverse market conditions, the Company suspended this offering and it has not yet been resumed. In July 2000, the Company announced the restructuring of management, which included the elimination of some senior level positions, and the reevaluation of certain business strategies to reduce costs at the holding company level. In addition, the Company is considering additional funding alternatives, including selling additional equity or borrowing additional funds from third parties. On August 8, 2000, the Company closed on a $2,500,000 loan to repay amounts due to its bank subsidiary. The Company expects to be able to meet all current and future obligations at both the holding company and bank levels through these sources of funds and from the operations of the Bank.

         The Company and the Bank maintain adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the OTS, the Bank's primary regulator.

                                             Bank      Company         Minimum
                                           Capital     Capital       Regulatory
     Capital ratios at June 30, 2000        Ratio       Ratio        Requirement
                                            -----       -----        -----------

     Tier 1 capital                           11.1%      10.4%          4.0%
     Tier 2 capital                            1.2%       1.3%
                                          ---------   --------
       Total risk-based capital ratio         12.3%      11.7%          8.0%
                                          =========   ========       =======

     Leverage ratio                            9.6%       8.9%          4.0%
                                          =========   ========       =======


         The OTS has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         Management believes that, as of June 30, 2000, the Company and Bank meet all capital requirements to which they are subject.

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

         The table below shows the interest rate sensitivity of the Company's assets and liabilities as of June 30, 2000:

                                                         After three
                                            Within         but within       After one
                                            Three           twelve          But within    After five
                                            Months          months          five years      Years           Total
                                         -------------  ---------------    ---------------------------  ---------------
                                                                    (Dollars in Thousands)
 Interest-earning assets:
   Federal funds sold                    $    9,220      $       --         $        --   $       --    $     9,220
   Other  securities                             66              --                  --           --             66
   Loans                                     27,842           5,827              17,846        3,550         55,065
                                         ----------      ----------         -----------  -----------    -----------
 Total earning assets                    $   37,128      $    5,827         $    17,846   $    3,550    $    64,351
                                         ==========      ==========         ===========   ==========    ===========

 Interest-bearing liabilities:
   Money market, savings and NOW         $  13,143       $       --         $        --   $       --    $    13,143
   Time deposits                              6,962          34,187               2,412           --         43,561
                                         ----------      ----------         -----------  -----------    -----------
 Total interest-bearing liabilities      $   20,105      $   34,187         $     2,412   $       --    $    56,704
                                         ==========      ==========         ===========   ==========    ===========

 Interest-sensitivity gap                $   17,023      $  (28,360)        $    15,434   $    3,550    $     7,647
                                         ==========      ===========        ===========   ==========    ===========

 Cumulative interest-sensitivity gap     $   17,023      $  (11,337)        $     4,097   $    7,647    $     7,647
                                         ==========      ===========        ===========   ==========    ===========

 Ratio of interest-sensitivity gap to
   total earning assets                    26.45%           (44.07)%              23.98%      5.52%

 Ratio of cumulative
   interest-sensitivity gap to total
   earning assets                          26.45%           (17.62)%            6.37%        11.88%

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

Loan Portfolio

         Since loans typically provide higher interest yields than do other types of earning assets, the Company's intent is to channel a substantial percentage of its earning assets into the loans category. Average loans, on an annualized basis, were approximately $50,936,006 for the six-month period ended June 30, 2000. Total gross loans outstanding at June 30, 2000 were $55,064,430.

         The following table summarizes the composition of the loan portfolio at June 30, 2000:

                                                                 Percent
                                                Amount           of total
                                            ----------------    -----------

 Commercial                                 $   11,726,060          21.22%
 Real estate - individual                         2,292,505          4.15%
 Real estate - commercial                        38,621,253         69.90%
 Installment loans to individuals                 2,613,722          4.73%
                                            ----------------    -----------
 Total loans                                     55,253,540        100.00%
                                                                ===========
 Less:   Net deferred loan fees                   (189,110)
         Allowance for loan loss                  (844,000)
                                            ----------------
 Total net loans                            $   54,220,430
                                            ================

         The principal components of the Company's loan portfolio at June 30, 2000 were mortgage loans and commercial loans, which represented 95.3% of the portfolio. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. The Company will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         In late May 1999, we received a notice from Huntington Bancshares Incorporated asserting that it has superior trademark rights in the name
"ebank." In 1996, Huntington Bancshares Incorporated obtained a federal trademark registration for the term "E-BANK." Based on our review of materials Huntington sent us describing its use of the term "E-BANK," we believe that Huntington's use of the term is limited to a description of a system platform which Huntington at one time offered or planned to offer on a wholesale basis to other banks. We do not believe that Huntington has used the term in connection with offering financial services to the public. Consequently, we do not believe that our ownership rights in the service mark "ebank" and our use of the mark to provide financial services on the Internet and elsewhere infringe upon Huntington's federal trademark. In order to clarify the situation, on June 30, 1999 we filed an action in the United States District Court for the Northern District of Georgia, asking for a declaratory judgment that we have the right to use "ebank.com" as a trademark for Internet banking services despite Huntington's registration. Rather than answering our complaint, Huntington filed suit against us on August 10, 1999 in the United States District Court for the Eastern District of Ohio, alleging trademark infringement over our use of the name "ebank.com." In the Ohio action, Huntington is seeking an injunction against our use of the name "ebank.com" and "ebank," as well as treble damages and all profits realized by us by reason of our use of the name "ebank." Huntington has submitted a motion to dismiss the Georgia action, and we have submitted a motion to dismiss the Ohio action, in each case on the grounds of lack of jurisdiction. On March 29, 2000, the district court in the Georgia action granted Huntington's motion to dismiss on the grounds that the court did not have jurisdiction over Huntington. Currently, there are substantive and procedural motions to dismiss Huntington's claims against us in Ohio. These motions to dismiss are fully briefed and are ripe for ruling. Discovery is underway in the Ohio action and the parties have produced documents and responded to written interrogatories.

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

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         In July 2000, James L. Box replaced Richard A. Parlontieri as the Company's Chief Executive Officer. Mr. Box also replaced Mark D. Little as the Company's Chief Financial Officer. In addition, Frank Perisino resigned from the Company's board of directors and Gary M. Bremer was named Chairman of the Board, replacing Mr. Parlontieri. Although the Company will continue to pursue opportunities to grow its core business by focusing on small business customers and the Internet as a delivery channel, the Company eliminated some senior level positions and is reevaluating certain business strategies to reduce costs.

         On July 14, 2000, the Company and Talisman agreed not to proceed with an outsourcing agreement and, pursuant to the terms of the agreement, the entire transaction between the parties, including the license transfers and share issuances, was rescinded. As a result, the 161,438 shares of common stock issued to Talisman have been redeemed, the licenses granted to Talisman and the Company have been cancelled, and the related agreements have been terminated.

         On August 8, 2000, the Company closed on a $2,500,000 loan. The Company is considering additional funding alternatives, including selling additional equity or borrowing additional funds from third parties.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

         27.1.    Financial Data Schedule (for electronic filing purposes)
         ---------------------

         (b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ebank.com, Inc.

Date:  August 14, 2000                    By: /s/ James L. Box
    ---------------------                     ------------------------------
                                                  James L. Box
                                               Chief Executive Officer

                                          By: /s/ Gary M. Bremer
                                              ------------------------------
                                                  Gary M. Bremer
                                               Chairman of the Board