Form 10QSB
period 2000-09-30
EBANK COM INC
filed 2000-11-14
CIK 1050725

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2000

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                  2410 Paces Ferry Road, Atlanta, Georgia 30339
       -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 863-9229
                    ----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --     --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,469,250 shares of common stock, par value $.01 per share, were issued and outstanding as of November 10, 2000.

         Transitional Small Business Disclosure Format:    Yes          No   X
                                                               ------      ---


                                 EBANK.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           September 30,         December 31,
                                                                                2000                 1999
                                                                                ----                 ----
                                                                            (Unaudited)            (Audited)

Cash and due from banks                                                 $       872,673       $       152,899
Federal funds sold                                                            9,700,000               620,000
Investment securities available for sale                                              -               994,700
Other investments                                                               163,100               213,000
Loans, net of allowance for loan losses of $941,262 and                      62,128,528            47,867,286
         $730,000, respectively
Premises and equipment, net                                                   2,333,550             1,498,568
Accrued interest receivable                                                     552,047               185,572
Other assets                                                                    174,307               531,345
                                                                        ---------------       ---------------
         Total assets                                                   $    75,924,205       $    52,063,370
                                                                        ===============       ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                $      67,776,155     $     41,611,122
Accrued interest payable                                                          165,024               86,422
Other borrowings                                                                2,704,579                    -
Other liabilities                                                                 866,576              424,183
                                                                        -----------------     ----------------
         Total liabilities                                                     71,512,334           42,121,727
                                                                        -----------------     ----------------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 1,469,250
shares issued and outstanding                                                      14,693               14,693
Capital surplus                                                                13,722,072           13,722,072
Accumulated deficit                                                            (9,272,394)          (3,793,472)
Accumulated other comprehensive loss                                              (52,500)              (1,650)
                                                                        -----------------     ----------------
           Total shareholders' equity                                           4,411,871            9,941,643
                                                                        -----------------     ----------------

          Total liabilities and shareholders' equity                    $      75,924,205     $     52,063,370
                                                                        =================     ================

The accompanying notes are an integral part of these consolidated financial statements

                                EBANK.COM, INC.
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                               For the three months ended           For the nine months ended
                                                               --------------------------           -------------------------
                                                                     September 30,                        September 30,
                                                                     -------------                        -------------
                                                                2000              1999               2000              1999
                                                                ----              ----               ----              ----

Interest income

         Loans, including fees.........................   $    1,541,481         838,288      $    4,092,553         1,796,173
         Investment securities:
             U.S. Government agencies and
             corporations..............................                0          98,986               2,503           192,835
         Other investments.............................            1,325           1,800               3,823             3,650
         Federal funds sold............................          199,267          74,682             276,286           261,129
                                                          --------------  --------------      --------------    --------------
         Total interest income.........................        1,742,073       1,013,756           4,375,165         2,253,787
                                                          --------------  --------------      --------------    --------------
Interest expense

         Interest bearing demand and money market                170,303         286,216             526,829           525,626
         Savings.......................................              520             177                 928               415
         Time deposits of $100,000 or more.............          242,114          71,419             526,638           179,534
         Other time deposits...........................          556,521          91,177           1,192,477           227,425
         Other borrowings..............................           38,403           2,023              41,951            10,777
                                                          --------------  --------------      --------------    --------------
         Total interest expense........................        1,007,861         451,012           2,288,823           943,777
                                                          --------------  --------------      --------------    --------------
Net interest income....................................          734,212         562,744           2,086,342         1,310,010
Provision for possible loan losses.....................          122,000          98,000             236,000           246,000
                                                          --------------  --------------      --------------    --------------
Net inteInterest income after provision

         for possible loan losses......................          612,212         464,744           1,850,342         1,064,010
                                                          --------------  --------------      --------------    --------------
Other income...........................................           24,691          37,922              72,897           194,938
                                                          --------------  --------------      --------------    --------------
Other expense

         Salaries and other compensation...............          702,324         399,705           2,138,909         1,030,166
         Employee benefits.............................          118,280         108,638             530,452           256,742
         Net occupancy and equipment expense...........          365,717         162,727             973,003           417,315
         Professional and other outside services.......          278,842         382,962           3,240,742           680,598
         Other expense.................................          255,350         270,881             519,055           409,126
                                                          --------------  --------------      --------------    --------------
         Total other expenses..........................        1,720,513       1,324,913           7,402,161         2,793,947
                                                          --------------  --------------      --------------    --------------
Loss before income tax benefit.........................       (1,083,610)       (822,247)         (5,478,922)      (1,534,999)
Income tax benefit.....................................               --              --                  --                --
                                                          --------------  --------------      --------------    --------------
         Net loss......................................   $   (1,083,610) $     (822,247)     $   (5,478,922)   $   (1,534,999)
                                                          =============== ===============     ===============   ===============
Basic and diluted loss per common share................   $       (.71)   $        (.56)      $       (3.71)    $       (1.04)
                                                          =============   ==============      ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements.


                                 EBANK.COM, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                          For the three months ended           For the nine months ended
                                                          ---------------------------          -------------------------
                                                                 September 30,                        September 30,
                                                                 -------------                        -------------
                                                            2000               1999              2000              1999
                                                            ----               ----              ----              ----

Net loss                                              $ (1,083,610)      $   (822,247)      $ (5,478,922)    $ (1,534,999)
Other comprehensive loss:
       Unrealized loss on securities
       available for sale and other investments                  0             (4,855)           (52,500)          (8,992)
                                                      ------------       -------------      -------------    -------------
Comprehensive loss                                    $ (1,083,610)      $   (827,102)      $ (5,531,422)    $ (1,543,991)
                                                      =============      =============      =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                                 EBANK.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         For the nine months ended
                                                                                                September 30,
                                                                                            2000             1999
                                                                                            ----             ----

Cash flows from operating activities:
         Net loss                                                                     $    (5,478,922) $    (1,534,999)
         Adjustment to reconcile net loss to net cash used
                  by operating activities:
         Net accretion of investment securities                                                (3,650)        (202,901)
         Depreciation expense                                                                 437,040          163,496
         Provision for possible loan losses                                                   236,000          246,000
         Decrease (increase) in other assets                                                  357,038         (178,010)
         Increase in accrued interest receivable                                             (366,475)        (146,218)
         Increase in accrued interest payable                                                  78,602           43,134
         Increase in other liabilities                                                        442,393           51,574
                                                                                      ---------------- ---------------
                  Net cash used by operating activities                                    (4,297,974)      (1,557,924)
                                                                                      ---------------  ----------------
Cash flows from investing activities:
         Purchase of investment securities available for sale                                       -      (22,303,476)
         Purchase of other investment securities                                               (2,600)               -
         Maturities of investment securities available for sale                             1,000,000       19,000,000
         Loans originated, net of principal repayments                                    (14,497,242      (30,822,355)
         Purchases of furniture and equipment                                              (1,272,022)        (553,972)
                                                                                      ---------------- ----------------
                  Net cash used by investing activities                                   (14,771,864)     (34,679,803)
                                                                                      ---------------  ----------------
Cash flows from financing activities:
         Proceeds from other borrowings                                                     2,721,981               -
         Principal repayments of other borrowings                                             (17,402)              -
         Net increase in deposits                                                          26,165,033       30,573,318
                                                                                      ---------------- ---------------
                  Net cash provided by financing activities                                28,869,612       30,573,318
                                                                                      ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                                        9,799,774       (5,664,409)

Cash and cash equivalents:
         Beginning of period                                                                  772,899        9,923,677
                                                                                      ---------------- ---------------
         End of period                                                                $    10,572,673    $   4,259,268
                                                                                      ================ ===============

Supplemental Disclosure of Noncash Investing and Financing Activities: On March 16, 2000, the Company issued 161,438 shares of common stock (9.9% of its common stock outstanding on the closing date) valued at $665,932 in exchange for 9.9% of the common stock of Talisman Technologies, Inc. (See Note 5) On July 21, 2000, Talisman rescinded the share transfer agreement with the Company. All of the shares issued to Talisman have been redeemed.

The accompanying notes are an integral part of these consolidated financial statements.

                                 EBANK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

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

         ebank.com, Inc. was incorporated, under the laws of the State of Georgia on August 22, 1997, to operate as a unitary thrift holding company under the supervision of the Office of Thrift Supervision. ebank began as a general banking business on August 17, 1998, as a wholly owned subsidiary of the company. The consolidated financial statements include the accounts of the company and its wholly owned subsidiary, the bank, collectively known as the "company." All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - SHARES USED IN COMPUTING NET LOSS PER SHARE

         Basic and diluted loss per share are based on 1,534,591 and 1,476,092 weighted average shares outstanding for the three and nine months ended September 30, 2000, respectively. There were 141,767 potential common shares outstanding at September 30, 2000, related to common stock options. These shares were not included in the computation of the diluted loss per share amount because the Company was in a net loss position and, thus, any potential common shares were anti-dilutive.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENT AFFECTING FUTURE PERIODS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 2000. Under SFAS 133, a company will recognize all derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or our results of operations.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss is as follows:

                                                          Unrealized
                                                          Gains (Losses)
                                                          On Securities
                                                          -------------

                 Beginning balance - December 31, 1999      $   (1,650)
                 Current - period change                       (50,850)
                                                            -----------
                 Ending balance -  September 30, 2000       $  (52,500)
                                                            ===========

NOTE 5 - INVESTMENT IN TALISMAN TECHNOLOGIES,  INC.

         On March 16, 2000, the Company entered into an exclusive 15-year license agreement with Talisman Technologies, Inc. ("Talisman") an affiliate of Talisman Entertainment, Inc., to use its Internet ATM technology in its installation and operation of ATMs within the United States, and granted Talisman a 15-year license to use its banking knowledge and know-how, trademarks, business plans, and marketing materials outside the United States. As consideration for these licenses, the Company issued 161,438 shares of its common stock to Talisman, which represented 9.9% of its common stock on the closing date, and was committed to issue additional shares to maintain Talisman's 9.9% interest if certain events occurred. In return, Talisman issued the Company 9.9% of the then outstanding shares of its common stock on a fully diluted basis. In addition, the Company agreed to enter into an outsourcing agreement with Talisman within 120 days after the closing, pursuant to which Talisman would provide core data processing services. Either party had the right to terminate the transaction upon a written notice to the other party if the outsourcing agreement was not mutually executed and delivered by July 14, 2000.

         As of July 14, 2000, no outsourcing agreement was formalized. On July 21, 2000, Talisman exercised its right to terminate the agreement and delivered written notice to the Company rescinding the entire transaction between the parties, including the license transfers and share issuances. As a result, the 161,438 shares of common stock issued to Talisman have been redeemed, the licenses granted to Talisman and to us have been cancelled, and the related agreements have been terminated.

NOTE 6 - CAPITALIZED LEASE OBLIGATION

         The Company capitalized a lease obligation during the quarter ended September 30, 2000. The terms of the lease require payments of $7,390 for a term of 36 months. The Company recognized a capital lease asset and related obligation under the capital lease in the amount of $221,981. The remaining obligation was $204,579 as of September 30, 2000.

NOTE 7 - PRIVATE PLACEMENT

         We are conducting a private placement in which we are offering units consisting of four shares of cumulative convertible preferred stock and a warrant to purchase two shares of common stock. We held our first closing on October 4, 2000 and raised net proceeds of $538,599. The offering is on-going.


NOTE 8 - SUPPLEMENTAL CONSOLIDATING BALANCE SHEETS AND STATEMENTS OF LOSS

                                 EBANK.COM, INC.
                           CONSOLIDATING BALANCE SHEET
                    FOR THE PERIOD ENDING SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                 EBANK.COM, INC.        ELIMINATIONS          CONSOLIDATED
                                               EBANK             HOLDING COMPANY                              EBANK.COM, INC.
                                           --------------      ---------------------    --------------     -------------------

ASSETS

  CASH AND DUE FROM BANKS                       $868,203                     $4,470                $0                $872,673

  FEDERAL FUNDS SOLD                           9,690,000                     10,000                 0               9,700,000

  OTHER INVESTMENTS                               65,600                     97,500                 0                 163,100

  LOANS RECEIVABLE                             62,128,528                         0                 0              62,128,528
    (NET OF ALLOWANCE FOR LOAN LOSSES)

  PREMISES AND EQUIPMENT                         996,001                  1,337,549                 0               2,333,550
    (NET OF ACCUMULATED DEPRECIATION)

  INVESTMENT IN SUBSIDIARY                             0                  6,169,641        (6,169,641)                      0

  INTEREST RECEIVABLE                            552,047                          0                 0                 552,047

  OTHER ASSETS                                   148,654                     25,653                 -                 174,307
                                           --------------      ---------------------    --------------     -------------------
                             TOTAL ASSETS     74,449,033                  7,644,813       (6,169,641)              75,924,205
                                           ==============      =====================    ==============     ===================

LIABILITIES

  DEPOSITS                                    67,776,155                          0                 0              67,776,155

  ACCRUED INTEREST PAYABLE                       164,399                        625                 0                 165,024

  OTHER BORROWINGS                               204,579                  2,500,000                                 2,704,579

  OTHER LIABILITIES                              134,259                    732,317                 0                 866,576
                                           --------------      ---------------------    --------------     -------------------
                        TOTAL LIABILITIES     68,279,392                  3,232,942                 0              71,512,334
                                           ==============      =====================    ==============     ===================

SHAREHOLDERS' EQUITY

  COMMON STOCK                                     8,500                     14,693           (8,500)                  14,693

  SURPLUS                                      8,491,500                 13,722,072       (8,491,500)              13,722,072

  ACCUMULATED DEFICIT                        (2,330,359)                (9,272,394)         2,330,359             (9,272,394)

  ACCUMULATED OTHER COMPREHENSIVE LOSS                0                    (52,500)                 0                (52,500)
                                           --------------      ---------------------    --------------     -------------------

               TOTAL SHAREHOLDERS' EQUITY      6,169,641                  4,411,871       (6,169,641)               4,411,871

                    TOTAL LIABILITIES AND
                     SHAREHOLDERS' EQUITY     74,449,033                  7,644,813       (6,169,641)              75,924,205
                                           ==============      =====================    ==============     ===================


                                 EBANK.COM, INC.
                         CONSOLIDATING STATEMENT OF LOSS
                    FOR NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                 EBANK.COM, INC.                             CONSOLIDATED
                                               EBANK             HOLDING COMPANY          ELIMINATIONS      EBANK.COM, INC
                                            -------------      ---------------------     ---------------   ------------------


INCOME

INTEREST INCOME                               $4,359,389                    $15,776                  $0           $4,375,165
                                            -------------      ---------------------     ---------------   ------------------

                     TOTAL INTEREST INCOME     4,359,389                     15,776                   0            4,375,165


INTEREST EXPENSE                               2,256,948                     31,875                   0            2,288,823
                                            -------------      ---------------------     ---------------   ------------------

                    TOTAL INTEREST EXPENSE     2,256,948                     31,875                   0            2,288,823

                       NET INTEREST INCOME     2,102,441                   (16,099)                   0            2,086,342

           PROVISION FOR LOAN LOSS RESERVE       236,000                          0                   0              236,000
                                            -------------      ---------------------     ---------------   ------------------

       NET INTEREST INCOME AFTER PROVISION     1,866,441                   (16,099)                   0            1,850,342


OTHER INCOME                                      50,867                     22,030                   0               72,897
                                            -------------      ---------------------     ---------------   ------------------

                        TOTAL OTHER INCOME        50,867                     22,030                   0               72,897


OTHER EXPENSE

   SALARIES AND OTHER COMPENSATION             1,201,462                    937,447                   0            2,138,909

   EMPLOYEE BENEFITS                             251,330                    279,122                   0              530,452

   NET OCCUPANCY AND EQUIPMENT                   465,856                    507,148                   0              973,004

   PROFESSIONAL AND OTHER OUTSIDE                433,872                  2,806,869                   0            3,240,741
   SERVICES

    OTHER                                        364,487                    154,568                   0              519,055
                                            -------------      ---------------------     ---------------   ------------------

                  TOTAL OPERATING EXPENSES     2,717,007                  4,685,154                   0            7,402,161

                LOSS FROM SUBSIDIARY-EBANK             0                  (799,699)             799,699                    0

                         LOSS BEFORE TAXES     (799,699)                (5,478,922)             799,699          (5,478,922)

INCOME TAXES BENEFIT                                   0                          0                   0                    0
                                            -------------      ---------------------     ---------------   ------------------

                                  NET LOSS     (799,699)                (5,478,922)             799,699          (5,478,922)
                                            =============      =====================     ===============   ==================


PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This Report contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors, which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Other potential risks and uncertainties include, but are not limited to:

o significant increases in competitive pressure in the banking and financial services industries, especially the Internet banking sector;

o whether we can successfully implement new business strategies and manage projected growth;

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

Financial Condition

         Total consolidated assets increased by $23,860,835 or 45.8% to $75,924,205 during the nine-month period ended September 30, 2000. The increase was generated primarily through a net increase in deposits of $26,165,033 or 62.9%.

         At September 30, 2000, our assets consisted primarily of federal funds sold of $9,700,000, other investments of $163,100, net loans of $62,128,528, property at cost less accumulated depreciation of $2,333,550, cash due from banks of $872,673, and other assets and accrued interest receivable totaling $726,354. Our liabilities at September 30, 2000, were $71,512,334, consisting of deposits of $67,776,155 accrued expenses and other liabilities of $1,031,600 and other borrowings of $2,704,579. Our shareholders' equity totaled $4,411,871 at September 30, 2000.

Results of Operations

         From the bank's opening date on August 17, 1998 through September 30, 2000, the bank has attracted approximately $68 million in deposits and made net loans of $62 million. Net interest income, before provision for loan losses, for the three-month period ending September 30, 2000 totaled $734,212 compared to net interest income of $562,744 for the three-month period ending September 30, 1999. This increase in net interest income in the 3rd quarter of 2000 over the 3rd quarter of 1999 is primarily due to an increase in earning assets, including primarily the increase in average loans of $19.7 million, offset somewhat by the reduction in average investment securities of $7.5 million.

         Our provision for loan losses for the three months ended September 30, 2000 and 1999 was $122,000 and $98,000, respectively. Other income earned for the three months ended September 30, 2000 and 1999 was $24,691 and $37,922, respectively.

         On an annualized basis, other income represents less than .50% of total assets. This figure is relatively low because in order to attract new banking relationships, the bank's fee structure and charges are low when compared to other banks.

         Operating expenses for the three-month period ending September 30, 2000 totaled $1,720,513, including salaries and other compensation of $702,324, employee benefits expenses of $118,280, occupancy and equipment expenses of $365,717, professional and other outside services of $278,842, and other expenses of $255,350. On an annualized basis, other expenses represent 7.55% of total assets. Operating expenses for the three-month period ending September 30, 1999 totaled $1,324,913. In January 2000, we launched a comprehensive new business strategy which included strategic alliances with several third parties and contemplated a rapid expansion of our Internet operations. Like many other companies with significant Internet operations, we expected to grow rapidly, and we incurred a substantial amount of expenses in preparing and positioning ourselves for this growth. To fund our growth plans, we commenced a private offering in the first quarter of 2000. As many other companies also discovered, market conditions turned adverse for raising capital for Internet-related companies and we were forced to terminate the offering without raising any capital. Consequently, we did not have the capital necessary to execute our comprehensive new business strategy. We have now eliminated most of the ongoing expenses related to our former business strategy by terminating many of our strategic alliances, canceling advertising and other contracts related to our former strategy, and laying off a number of employees, including members of senior management. Although we will continue to pursue opportunities to grow our core business by utilizing the Internet as a delivery channel, we have refocused our strategy on our traditional community banking business to reduce costs at the holding company level.

         We had a net loss of $1,083,610 or $.71 per share for the three-month period ending September 30, 2000, compared to a net loss of $822,247 or $.56 per share for the three-month period ending September 30, 1999.

Allowance for Loan Losses

         There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. To address these risks, we have developed policies and procedures to evaluate the overall quality of our credit portfolio and the timely identification of potential problem loans. We maintain an allowance for possible loan losses, which we establish through charges in the form of a provision for loan losses. We charge loan losses and credit recoveries directly to this allowance.

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

         At December 31, 1999, the allowance for loan losses amounted to $730,000. As of September 30, 2000, the allowance had grown to $941,262. The allowance for loan losses, as a percentage of total gross loans, was 1.49% as of September 30, 2000. We had past due loans greater than 60 days at September 30, 2000 in the amount of $628,721. We had two installment loan charge-offs for the three-month period ending September 30, 2000 in the amount of $4,738.

Average Balances, Income and Expense, and Rates

         Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2000:

          Interest                                  Interest
       Earning Assets/           Average             Income/           Yield/
     Bearing Liabilities         Balance              Cost              Cost
     -------------------         -------            --------           ------

Federal funds sold            $   6,323,333    $      276,286            5.83%
Investment securities               124,935             6,326            6.75%

Loans                            54,344,596        4,092,553            10.04%
                              -------------    -------------       -----------

     Total                    $  60,792,864    $    4,375,165            9.60%
                              =============    ==============      ===========

Deposits                         56,556,825         2,246,872            5.30%
Other borrowings                    601,663            41,951            9.30%
                              -------------    --------------      -----------

     Total                    $  57,158,488    $    2,288,823            5.34%
                              =============    ==============      ===========

Net interest income                            $    2,086,342             4.26%
                                               ==============      ===========

Net yield on earning assets                                              4.58%
                                                                   ===========

         The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2000:


          Interest                                         Interest
       Earning Assets/                Average              Income/     Yield/
     Bearing Liabilities              Balance               Cost        Cost
     -------------------              -------              -------     ------

Federal funds sold                 $  11,941,848     $     199,267     6.67%
Investment securities                     64,887             1,325     8.17%

Loans                                 59,201,950         1,541,481    10.42%
                                   -------------     -------------    ------

     Total                         $  71,208,685     $   1,742,073     9.79%
                                   =============     =============    ======

Deposits                              66,960,814           969,458     5.79%
Other borrowings                       1,765,688            38,403     8.70%
                                   -------------     ---------------  ------

     Total                         $  68,726,502     $   1,007,861     5.87%
                                   =============     ===============  ======

Net interest income                                  $     734,212     3.92%
                                                     ===============  ======

Net yield on earning assets                                            4.12%
                                                                      ======

Liquidity and Sources of Capital

         Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2000 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $10.6 million, or 13.9% of total assets. Note that our ability to maintain and expand our deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended September 30, 2000, total deposits increased from $62.3 million to $67.8 million, representing an increase of 8.8%. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand.

         As noted above, we commenced a private offering to fund expenses related to our new business strategy that we launched in the first quarter of 2000. Due to adverse market conditions, we suspended this offering. In July 2000, we announced the restructuring of management, which included the elimination of some senior level positions, and the reevaluation of certain business strategies to reduce costs at the holding company level. On August 8, 2000, we closed on a $2,500,000 loan to repay amounts due to our bank subsidiary. We expect to be able to meet all current and future obligations at both the holding company and bank levels through this source of funds, sales of additional equity in a private placement, and from the operations of the bank.

         The company and the bank maintain adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the OTS, the bank's primary regulator.

                                                  Bank     Company    Minimum
                                                Capital    Capital  Regulatory
                                                 Ratio      Ratio   Requirement
                                                 -----      -----   -----------

 Capital ratios at September 30, 2000
           Tier 1 capital                            9.4%      6.6%    4.0%
           Tier 2 capital                            1.2%      1.2%
                                                   ------    -----
             Total risk-based capital ratio         10.6%      7.8%    8.0%
                                                   ======    =====   =====

           Leverage ratio                            8.3%      5.8%    4.0%
                                                   ======    =====   =====


         The OTS has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         Management believes that, as of September 30, 2000, the company and bank meet all capital requirements to which they are subject.

Liquidity And Rate Sensitivity

         Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.

         We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities, which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.


         The table below shows the interest rate sensitivity of our assets and liabilities as of September 30, 2000:

                                                         After three
                                            Within        but within         After one
                                            Three           twelve          But within    After five
                                            Months          months          five years      Years           Total
                                         -------------  ---------------    ---------------------------  ---------------
                                                                    (Dollars in Thousands)

 Interest-earning assets:
   Federal funds sold                    $    9,700      $       --         $        --   $       --    $     9,700
   Other  securities                            163              --                  --           --            163
   Loans                                     38,020           1,296              17,177        6,577         63,070
                                         ----------      ----------         -----------  -----------    -----------
 Total earning assets                    $   47,883      $    1,296         $    17,177   $    6,577    $    72,933
                                         ==========      ==========         ===========   ==========    ===========

 Interest-bearing liabilities:
   Money market, savings and NOW         $   13,693      $       --         $        --   $       --    $    13,693
   Time deposits                             14,964          30,691               3,083                      48,738
   Other borrowings                              18           2,555                 131           --          2,704
                                         ----------      ----------         -----------  -----------    -----------
 Total interest-bearing liabilities      $   28,675      $   33,246         $     3,214   $       --    $    65,135
                                         ==========      ==========         ===========   ==========    ===========

 Interest-sensitivity gap                $   19,208      $  (31,950)        $    13,963   $    6,577    $     7,798
                                         ==========      ===========        ===========   ==========    ===========

 Cumulative interest-sensitivity gap     $   19,208      $  (12,742)        $     1,221   $    7,798    $     7,798
                                         ==========      ===========        ===========   ==========    ===========

 Ratio of interest-sensitivity gap to
   total earning assets                       26.34%         (43.81)%             19.14%       9.02%

 Ratio of cumulative
   interest-sensitivity gap to total
   earning assets                             26.34%         (17.47)%              1.67%      10.69%

         As evidenced by the table above, we are cumulatively liability-sensitive at one year. However, our gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Loan Portfolio

         Since loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of its earning assets into the loans category. Average loans were approximately $54,235,957 for the nine-month period ended September 30, 2000. Total gross loans outstanding at September 30, 2000 were $63,069,790.

         The following table summarizes the composition of the loan portfolio at September 30, 2000:

                                                                  Percent
                                              Amount              of total
                                          ----------------       -----------

 Commercial                               $   12,160,795             19.19%
 Real estate - individual                       4,843,598             7.64%
 Real estate - commercial                      43,194,628            68.17%
 Installment loans to individuals               3,166,333             5.00%
                                          ----------------       -----------
 Total loans                                   63,365,354           100.00%
                                                                 ===========
 Less:   Net deferred loan fees                 (295,564)
         Allowance for loan loss                (941,262)
                                          ----------------
 Total net loans                              $62,128,528
                                          ================

         The principal components of our loan portfolio at September 30, 2000 were mortgage loans and commercial loans, which represented 95% of the portfolio. Due to the short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

         Other than as described in this Form 10-QSB, we are not aware of any current recommendation by the regulatory authorities, which, if implemented, would have a material effect on our liquidity, capital resources, or results of operations.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In late May 1999, we received a notice from Huntington Bancshares Incorporated asserting that it has superior trademark rights in the name "Ebank." In 1996, Huntington Bancshares Incorporated obtained a federal trademark registration for the term "E-BANK." Based on our review of materials Huntington sent us describing its use of the term "E-BANK," we believe that Huntington's use of the term is limited to a description of a system platform, which Huntington at one time offered or planned to offer on a wholesale basis to other banks. We do not believe that Huntington has used the term in connection with offering financial services to the public. Consequently, we do not believe that our ownership rights in the service mark "Ebank" and our use of the mark to provide financial services on the Internet and elsewhere infringe upon Huntington's federal trademark. In order to clarify the situation, on June 30, 1999 we filed an action in the United States District Court for the Northern District of Georgia, asking for a declaratory judgment that we have the right to use "ebank.com" as a trademark for Internet banking services despite Huntington's registration. Rather than answering our complaint, Huntington filed suit against us on August 10, 1999 in the United States District Court for the Eastern District of Ohio, alleging trademark infringement over our use of the name "ebank.com." In the Ohio action, Huntington is seeking an injunction against our use of the name "ebank.com" and "ebank," as well as treble damages and all profits realized by us by reason of our use of the name "ebank." Huntington has submitted a motion to dismiss the Georgia action, and we have submitted a motion to dismiss the Ohio action, in each case on the grounds of lack of jurisdiction. On March 29, 2000, the district court in the Georgia action granted Huntington's motion to dismiss on the grounds that the court did not have jurisdiction over Huntington. On September 27, 2000, the district court in the Ohio action granted our motion to dismiss on the grounds of lack of jurisdiction. Currently, there are no claims pending in either court relating to this matter.

         We cannot predict whether Huntington will re-file and continue to pursue its claims against us. In the event that Huntington re-files a lawsuit, we would vigorously defend our rights to the name "ebank.com." Although we do not expect this, in the worst case we could be required to pay damages, change our name, and choose a new domain name from which to host our Internet operations, and the amount of damages could even include the actual amount of damages sustained by Huntington, multiplied by three, plus all profits we realize through the use of the name "ebank," and even punitive damages.

         There are no material legal proceedings to which we or any of our properties are subject.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         Over the past several months, we have restructured our management and reevaluated certain business strategies in an effort to reduce costs at the holding company level. In July 2000, James L. Box replaced Richard A. Parlontieri as our chief executive officer and Mark D. Little as our chief financial officer. In addition, Frank Perisino resigned from our board of directors and Gary M. Bremer was appointed chairman of the board on an interim basis. In November 2000, we announced additional managerial changes as Richard
D. Jackson replaced Mr. Bremer as chairman of the board. Mr. Bremer continues to serve as vice chairman. We also expanded the role of Mr. Box by appointing him chairman and chief executive officer of the bank. Finally, Lou Douglass was moved from president of the Company to president of the bank. We believe that these changes better utilize our management's strengths and capabilities.

         During this period, we also renewed our focus on our traditional community banking business. Although we will continue to offer Internet banking to those customers nationwide who prefer to do their banking on-line, we plan to focus on building our core bank business at the regional level.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         10.1 Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated September 11, 2000.

         10.2 Loan and Stock Pledge Agreement between ebank.com, Inc. and The Bankers Bank dated July 31, 2000.

         27.1.    Financial Data Schedule (for electronic filing purposes)

         99.1 Press Release dated August 3, 2000 announcing the appointment of James L. Box as chief executive officer and chief financial officer of ebank.com, Inc. and Gary M. Bremer as chairman of the board (incorporated by reference in our Form 8-K filed with the SEC on August 3, 2000).

         ---------------------

         (b)      Reports on Form 8-K.

         The following exhibits were filed on Form 8-K for the period ended September 30, 2000.

         1.       Form 8-K referenced in Exhibit 99.1 dated August 3, 2000.

         2. Form 8-K filed with the SEC on August 25, 2000 reporting the replacement of BDO Seidman, LLP, with Mauldin & Jenkins as our auditors.

         3. Form 8-K filed with the SEC on September 27, 2000 reporting the distribution to shareholders of our proxy statement and 1999 Annual Report for our annual shareholders meeting held on October 16, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ebank.com, Inc.


Date:  November 13, 2000               By:  /s/ James L. Box
    ----------------------                 ------------------------------------
                                           James L. Box
                                           President and Chief Executive Officer


                                       By:  /s/ Wayne Byers
                                          ------------------------------------
                                           Wayne Byers
                                           Vice President and Controller