Form 10KSB
period 2000-12-31
EBANK COM INC
filed 2001-04-02
CIK 1050725

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000 or
 [ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                          Commission file no. 000-24043

                                 ebank.com, Inc.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)

            Georgia                                           58-2349097
            -------                                           ----------
       (State or Other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                   Identification No.)

                              2410 Paces Ferry Road
                             Atlanta, Georgia 30339
                       ---------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (770) 863-9225
                             ----------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                  --    --

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         The Company's revenues for the fiscal year ended December 31, 2000 were $6,295,866.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2001, was $3,122,156. This calculation is based upon a value of $2.125 per share, which was the average bid and asked price of the common stock on the over-the-counter market on such date.

         There were 1,469,250 shares of the Company's common stock issued and outstanding as of March 28, 2001.

         Transitional Small Business Disclosure Format. (Check one): Yes   No X
                                                                        --    --

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders to be held on May 21, 2001 are incorporated by reference in Part III of this Form 10-KSB.

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

GENERAL

         Ebank.com, Inc., a Georgia corporation, is the holding company for Ebank, a federal savings bank. We provide banking and other financial services to small business and retail customers via the Internet and through our offices in Atlanta, Georgia. We opened for business in August 1998 in one location in suburban Atlanta, Georgia as a traditional community bank. In April 1999, we acquired the Internet domain name Ebank.com, and on June 30, 1999, we commenced Internet banking services. In January 2000, we launched a comprehensive new business strategy which included strategic alliances with several third parties and contemplated a rapid expansion of our Internet operations. Like many other companies with significant Internet operations, we expected to grow rapidly, and we incurred a substantial amount of expenses in preparing and positioning ourselves for this growth. To fund our growth plans, we commenced a private offering in the first quarter of 2000. As many other companies also discovered, market conditions turned adverse for raising capital for Internet-based companies, and we were forced to terminate our offering without raising any capital. Consequently, we were unable to execute our new business strategy, and we began to terminate our strategic alliances and take other steps to reduce expenditures. In July 2000, we restructured our senior management team. In July 2000, we obtained a $2.5 million line of credit, guaranteed by our organizing directors, to pay expenses related to our former business strategy and to support the development of a new strategy. We have revised our business strategy to emphasize our traditional banking business and to develop cost-effective strategies utilizing the Internet as one of our delivery channels. In the third quarter of 2000, we commenced a private stock offering and, through the completion of the offering in February 2001, we raised net proceeds of approximately $3,050,000. We also strengthened our management team by naming Jim Box as our chief executive officer and appointing Richard D.

Jackson and Don Stout to our board of directors and making Mr. Jackson the chairman of our board. In March 2001, Lou Douglass resigned as president of our subsidiary, ebank, and Jim Box assumed the position of president of ebank in addition to his position as chief executive officer of ebank.com, Inc.

                                    STRATEGY

         Since July 2000, we have eliminated all operating activities at the holding company level and reduced costs substantially. We will continue to operate ebank.com as a shell holding company and maintain our unitary thrift holding company charter which provides us with several advantages, including the ability to open branches in all fifty states and to operate as a licensed mortgage lender in all fifty sates. We will continue to conduct all of our banking operations through our subsidiary federal savings bank, ebank. Our primary focus is to operate ebank as a profitable community bank with a strong Internet presence as one of our many delivery channels. In that regard, we will continue to reduce costs and maintain asset quality, as well as look for opportunities to increase fee income.

         Our Internet strategy is to maintain and promote awareness of our state-of-the-art Internet capabilities as another channel of delivering products, services, and communications to both our retail and commercial customers. Some of the products and services we currently offer include sweep accounts, electronic bill payment, payroll services, and deposit products.

         We have also revised our ebank.com center strategy. Rather than opening 24 remote centers across the country, which is costly to manage and support remotely, we will concentrate on expanding our physical presence with the Atlanta, Georgia market. In line with our revised strategy, we closed our ebank.com center in Charlotte, North Carolina in February 2001.

         Customers can access Ebank through any Internet service provider by means of an acceptable secure Web browser. In doing so, customers can apply for loans, review account activity, enter transactions into an online account, pay bills electronically, receive statements by mail, and print bank statement reports from any personal computer with a secure Web browser, regardless of its location. To open a new account, the customer completes the online enrollment form on our Web site, prints the signature card, signs it, and mails it to us. Customers can make deposits into an open account at Ebank through direct deposit programs, by transferring funds between ebank accounts, by wire transfer, or by mail. Customers can also make withdrawals and have access to their accounts at ATMs that are affiliated with the Cirrus, Honor, and Avail networks.

                                   OPERATIONS

PRODUCTS AND SERVICES

         We provide a broad array of financial products and services to our small business and retail customers, including checking accounts, money markets, CDs, sweep accounts, ATM cards, home equity loans, mortgage loans, commercial loans, credit cards, bill payment services, and human resource services. We provide small businesses with the same types of products and services that large banks have traditionally offered only to their biggest customers. Some of our products and services include the following:

     o A full array of deposit products, including checking, money management accounts, and CDs.

     o Residential mortgage lending products, including home equity lines of credit and first and second mortgages.

     o   Consumer loans and personal lines of credit.

     o Loans to small businesses and residential builders as well as commercial real estate developers.

     o Human Resource Services - We offer human resource services through ADP, including Internet payroll processing, tax filing services, and 401(k) and IRA services.

     o ATM Cards - Each customer automatically receives a free ATM card when he or she opens an account. Customers can access their accounts at ATMs affiliated with the Cirrus, Honor, and Avail networks. We currently do not charge any ATM fees. In addition, although the operator of the ATM generally imposes fees, we currently reimburse these fees to our customers for their first six ATM usages each month.

     o Online Account Statements and Bill Payment - Customers can track the activity in their accounts directly through the Internet at any time pay their bills electronically, obtain account balances and transaction history, transfer funds between various accounts, and even download account statements.

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

         To ensure reliable access to Ebank.com, we have implemented a redundant network and a server "mirroring" to reduce any service outage due to hardware failures or software bugs to no more than a few minutes. "Mirroring" creates a continuous backup of all data and is stored in two physical locations for assurance of customer access reliability. In the event of an interrupted access over the Internet, a customer will continue to have access to their funds through several means, including ATM/debit cards and paper checks. We monitor Internet and network traffic to our Web site and have the ability to detect and disarm unwanted entries. We also retain records of and periodically review this traffic history, as well as a transactional log of our customer transactions, to assist us in maintaining a proactive approach to our security needs.

         We restrict access to our computer operations areas to only those employees with proper identification, and we have installed dual password protection to the computer consoles. We contracted the services of an independent security consulting company to provide vulnerability testing on both our internal and external network structure, as well as enhanced Internet penetration testing.

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

         Our corporate name is "Ebank.com, Inc.," and we operate our subsidiary bank, "Ebank," under a thrift charter granted to us by the Office of Thrift Supervision. We own the domain name "ebank.com," which is registered with Network Solutions. We also own approximately 102 top level domain names and country-code level domain names, we have service mark registrations for "ebank.com" or "ebank" (with a design) in 18 countries, and we have service mark applications pending for the name "ebank.com" or "ebank" (with a design) in approximately 12 countries. However, we do not have a federal trademark to the name "ebank" in the United States. As described in more detail below under "Legal Proceedings," we have been involved in litigation with Huntington Bancshares Incorporated regarding its claim to superior trademark rights in the name "Ebank." In 1999, we filed suit against Huntington in Georgia and Huntington filed suit against us in Ohio regarding these issues. In 2000, both suits were dismissed on the grounds of lack of jurisdiction. Currently, there are no claims pending in either court relating to this matter. We have had settlement discussions with Huntington regarding these issues, but we cannot predict how the matter will be resolved or whether Huntington will re-file and continue to pursue its claims against us.

         Our other proprietary rights reside in our plan of operations and our customer lists. We attempt to protect these assets through a combination of copyright, trademark, and trade secret laws, using employee and third party confidentiality agreements, and other methods. We do not have any patents or registered copyrights for any of our systems or products and services, as most of our technology is supplied and owned by third parties. As with all businesses, other parties may attempt to copy aspects of our technology, products, and services or to otherwise obtain and use information that we regard as proprietary, despite our efforts to protect them. Third parties may claim that our current or future products and services infringe on their patent, copyright, or trademark rights. Although we know of no other party making any such claims today, we cannot be sure that no such claim will be made in the future. Any such claims, whether with or without merit, could be costly and time consuming, cause delays in introducing new or improved products and services, require us to enter royalty or licensing agreements or discontinue using the challenged technology, and otherwise could have a material adverse effect on us.

COMPETITION

         The financial services industry in the United States is highly competitive and characterized by rapid change. We face competition from numerous sectors, and we expect competition in many of these sectors to increase. We compete with Internet-only banks, of which there are at least 21 in existence today, and Internet versions of traditional branch-based banks such as Citibank and WingspanBank.com, which was developed by Bank One. We compete for deposits with traditional banks, thrifts, credit unions, and other financial institutions, some of whom also offer Internet-based services, other financial service providers of direct-marketed savings and investment products, and other Internet-based financial institutions. In addition, we face competition from traditional branch-based and other financial service providers, including savings and commercial banks, credit unions, mutual fund companies, and brokerage companies.

EMPLOYEES

         As of December 31, 2000 we had 37 full-time employees and 2 part-time employees. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

         As a thrift holding company owning only one savings institution, we are considered a unitary thrift holding company, and we obtained our charter before the implementation of the restrictions under the Gramm-Leach-Bliley Act. This means that, as long as our subsidiary Ebank continues to qualify as a "qualified thrift lender" as described below, we may engage in a broad range of business activities not permitted to commercial bank holding companies or multiple thrifts holding companies. See "Supervision and Regulation - Qualified Thrift Lender Requirements."

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

         COMMERCIAL REAL PROPERTY LOANS. Office of Thrift Supervision regulations generally limit the aggregate amount of nonresidential mortgage loans that a federal savings association may make to 400% of total capital.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal executive offices are located at 2410 Paces Summit, Suite 280, Atlanta, Georgia 30339, and our telephone number is (770) 863-9229. Our existing full-service branch is also located at 2410 Paces Summit, Suite 190, Atlanta, Georgia 30339. Our Internet banking, operations, and mortgage processing divisions are located at 2690 Cumberland Parkway, Suite 230, Atlanta, Georgia 30339. You may view our Web site at www.ebank.com, but this report does not incorporate by reference any information on our Web site. We are providing our Internet address for reference purposes only.

ITEM 3.  LEGAL PROCEEDINGS.

         In late May 1999, we received a notice from Huntington Bancshares Incorporated asserting that it has superior trademark rights in the name "Ebank." In 1996, Huntington Bancshares Incorporated obtained a federal trademark registration for the term "E-BANK." Based on our review of materials Huntington sent us describing its use of the term "E-BANK," we believe that Huntington's use of the term is limited to a description of a system platform, which Huntington at one time offered or planned to offer on a wholesale basis to other banks. We do not believe that Huntington had used the term in connection with offering financial services to the public. Consequently, we do not believe that our ownership rights in the service mark "Ebank" and our use of the mark to provide financial services on the Internet and elsewhere infringe upon Huntington's federal trademark. In order to clarify the situation, on June 30, 1999 we filed an action in the United States District Court for the Northern District of Georgia, asking for a declaratory judgment that we have the right to use "ebank.com" as a trademark for Internet banking services despite Huntington's registration. Rather than answering our complaint, Huntington filed suit against us on August 10, 1999 in the United States District Court for the Eastern District of Ohio, alleging trademark infringement over our use of the name "ebank.com." In the Ohio action, Huntington sought an injunction against our use of the name "ebank.com" and "ebank," as well as treble damages and all profits realized by us by reason of our use of the name "ebank." Huntington submitted a motion to dismiss the Georgia action, and we submitted a motion to dismiss the Ohio action, in each case on the grounds of lack of jurisdiction. On March 29, 2000, the district court in the Georgia action granted Huntington's motion to dismiss, and on September 27, 2000, the district court in the Ohio action granted our motion to dismiss.

         Currently, there are no claims pending in either court relating to this matter. We have had settlement discussions with Huntington regarding these issues, but we cannot predict how the matter will be resolved or whether Huntington will re-file and continue to pursue its claims against us.

         There are no material legal proceedings to which we or any of our properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was only one matter submitted to a vote of security holders during the twelve months ended December 31, 2000 at the Company's annual meeting of shareholders held on October 16, 2000.

1. The election of three members of the Board of Directors as Class II directors for a three year term.

           The Company's Bylaws provides that the Board of Directors shall be divided into three classes with each class to be nearly equal in number as possible. The Bylaws also provide that the three classes of directors are to have staggered terms, so that the terms of only approximately one-third of the board members will expire at each annual meeting of shareholders. The Class I directors are Terry L. Ferrero, Don B. Stout, and G. Webb Howell. The Class II directors are Gary M. Bremer, Richard C. Carter, and Louis J. Douglass, III. The current Class III directors are Richard D. Jackson, James L. Box, and Stephen R. Gross. The terms of the Class II directors expired at the Annual Meeting. Each of the three Class II directors was nominated for election and stood for election at the Annual Meeting on October 16, 2000 for a three year term. The number of votes for the election of the Class II directors was as follows: For Mr. Bremer - 1,190,854; for Mr. Carter - 1,190,854; and for Mr. Douglass, III - 1,190,854. The number of votes which withheld authority for Mr. Bremer - 31,900; withheld authority for Mr. Carter - 31,900; and withheld authority for Mr. Douglass, III - 31,900. The number of votes against the election of directors was as follows: against Mr. Bremer - 0; against Mr. Carter - 0; and against Mr. Douglass, III - 0. The terms of the Class III directors will expire at the 2001

           Annual Meeting of Shareholders, and the terms of the Class I directors will expire at the 2002 Annual Meeting of Shareholders.

A majority vote was attained for each matter and therefore approved and recorded in the Company's minute book from the annual meeting of shareholders. There were no other matters voted on by the Company's shareholders at our annual meeting held on October 16, 2000.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since our initial public offering on August 6, 1998, our common stock has been quoted on the OTC Bulletin Board, originally under the symbol "STCH" and, since May 3, 1999, under the symbol "EBDC." As of March 31, 2001, we had approximately 174 shareholders of record. To date, we have not paid cash dividends on the common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends for the foreseeable future.

         The following table sets forth for the periods indicated the high and low sales prices per share of common stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                 HIGH               LOW
                                                 ----               ---
1999
First Quarter........................      $      9.50        $      8.00
Second Quarter.......................      $     17.88        $     12.88
Third Quarter........................      $     18.50        $      9.75
Fourth quarter.......................      $     13.88        $      8.00

2000
First quarter........................      $     11.16        $      6.00
Second quarter.......................      $     5.94         $      3.06
Third quarter........................      $     3.75         $      2.56
Fourth quarter.......................      $     3.50         $      0.62

         From October 4, 2000 through February 28, 2001, we issued 339,940 units of securities in a private offering. Each unit consisted of four shares of 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. Each share of preferred stock issued in this offering is convertible into one share of common stock. The preferred stock is convertible at any time at the option of the holder. In addition, we may require conversion of the preferred stock when the closing price of our common stock equals or exceeds $10.00 per share for 15 consecutive trading days. We may elect to pay dividends on the preferred stock either in cash or in additional shares of our common stock. The warrants will terminate on the earlier of five years or 30 days after we notify the holder that the closing price of our common stock has equaled or exceeded $5.00 per share for 20 consecutive days.

         Attkisson, Carter & Akers, a broker dealer registered with the National Association of Securities Dealers, Inc., served as placement agent for the private offering. We raised gross proceeds of $3,399,400 and paid approximately $347,000 in commissions to the placement agent and other stock offering costs.

         The private offering was made primarily to accredited investors pursuant to an exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. The units are subject to restrictions on transferability and resale, and may not be transferred or resold except as permitted under the Securities Act and applicable state securities laws. However, we agreed to file a "shelf" registration statement on behalf of the investors in this private placement no later than 60 days after the closing of the offering. We required that investors agree to a lock-up period restricting the resale of the common stock to the following schedule: no more than 50% of the shares during the 120 day period following the termination of the offering and an additional 50% of the shares on the 180th day following the termination of the offering. The lock-up period will expire in accordance with the foregoing schedule whether or not the registration statement has become effective.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the years ended December 31, 2000 and 1999 are derived from our financial statements and other data about us. The consolidated financial statements for December 31, 2000 and 1999 were audited by our independent certified public accountants Mauldin & Jenkins, LLC and BDO Seidman, LLP, respectively. The selected consolidated financial data should be read in conjunction with our financial statements included elsewhere in this annual report.

                                                                       YEAR ENDED               YEAR ENDED
                                                                      DECEMBER 31,             DECEMBER 31,
                                                                          2000                     1999
                                                                    ----------------         ----------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:

Interest income.........................................           $       6,198             $       3,390
Interest expense........................................                   3,351                     1,481
                                                                   -------------             -------------
     Net interest income................................                   2,847                     1,909
Provision for loan losses...............................                     798                       565
                                                                   -------------             -------------
     Net interest income after provision for loan losses                   2,049                     1,344
Noninterest income......................................                      98                       280
Noninterest expense.....................................                   8,967                     4,302
Cumulative effect of change in accounting principle.....                      --                         -
                                                                   -------------             -------------
     Net loss...........................................           $      (6,820)            $      (2,678)
                                                                   =============             =============

Weighted average shares outstanding.....................               1,469,250                 1,469,250
Net loss per share......................................           $       (4.50)            $       (1.82)

BALANCE SHEET DATA (AT PERIOD END):

Total assets............................................           $      77,239             $      52,063
Earning assets..........................................                  73,031                    50,275
Federal funds sold and investment securities............                   3,456                     1,828
Loans, net of unearned income...........................                  69,624                    48,597
Allowance for loan losses...............................                   1,501                       730
Deposits................................................                  68,624                    41,611
Borrowings..............................................                   2,687                       240
Shareholders' equity....................................                   5,020                     9,942
Book value per share....................................           $        3.42             $        6.77


PERFORMANCE RATIOS:

Return on average assets................................                  (10.09%)                   (6.17%)
Return on average equity................................                 (103.30%)                  (24.24%)
Interest rate spread....................................                    3.64%                     3.09%
Net interest margin.....................................                    4.46%                     4.63%

ASSET QUALITY RATIOS:

Allowance for loan losses to period end loans...........                    2.16%                     1.50%
Net charge-offs to average loans........................                     .05%                       --
Nonperforming loans to period end loans ................                    2.38%                      .19%
Nonperforming assets to period end total assets.........                    2.94%                      .18%

CAPITAL AND LIQUIDITY RATIOS:

Leverage (4.00% required minimum).......................                    5.24%                     22.9%
Risk-based capital
  Tier 1................................................                    5.61%                     20.1%
  Total.................................................                    8.21%                     21.4%
Average loans to average deposits.......................                    97.1%                     93.9%
Average equity to average assets........................                     9.8%                     25.5%


         We were incorporated in August 1997 for the purpose of forming and operating Ebank, originally known as Commerce Bank, a federal savings bank. We completed our initial public offering in July 1998, raising $14.7 million, with net proceeds after offering expenses of $13.7 million, and we obtained final FDIC and Office of Thrift Supervision approvals to open Ebank in August 1998. Ebank opened for business on August 17, 1998. Initially, we operated Ebank as a traditional community bank, emphasizing personalized service and the banking needs of individuals and small businesses. From the outset, however, we intended to enhance our delivery of these services through the use of state-of-the-art technology. We also planned to capitalize on the flexibility provided by our thrift charter to pursue strategic opportunities in related areas of commerce.

         We incurred significant operating and marketing expenses launching our initial business strategy, which focused on becoming a leading Internet-based provider of and portal for financial products and services. To fund our aggressive plans for growth, we commenced a private offering in the first quarter of 2000. However, due to adverse market conditions, we were forced to suspend the offering and reevaluate certain business strategies. One strategy that we were forced to reevaluate was our intended alliance with Talisman, Inc. Under our agreement with Talisman, Talisman granted us a license to use its Internet ATM technology in the United States, we granted Talisman a license to use our banking know-how, trademarks, business plans, and marketing materials outside the United States, and we exchanged equity interests in each other. We also agreed to enter into an outsourcing agreement pursuant to which Talisman would provide our core data processing services. Talisman reserved the right to rescind our entire transaction if we failed to enter into this outsourcing agreement. Due to the impact of our suspended offering, we did not enter into the outsourcing agreement and, in July 2000, Talisman exercised its right to terminate its agreements with us, including the license transfers and the share issuances.

         In July 2000, we announced the restructuring of management, which included the elimination of some senior level positions to reduce costs at the holding company level. In July 2000, we obtained a $2.5 million line of credit, guaranteed by our directors, to pay expenses related to our former business strategy and to support the development of a new strategy. In the third quarter of 2000, we commenced a private stock offering and, through December 31, 2000, we had raised net proceeds of $1,987,244. We have revised our business strategy to emphasize our traditional banking business and to develop cost-effective strategies utilizing the Internet as one of our delivery channels.

ANALYSIS OF THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

         During the year ended December 31, 2000, our assets grew from $52,063,370 to $77,238,970. Primarily due to our increased asset base, our interest income, net of interest expense, grew from $1,909,209 for the year ended December 31, 1999 to $2,847,095 for the year ended December 31, 2000. Our provision for loan losses increased from $565,000 for the year ended December 31, 1999 to $798,000 for the year ended December 31, 2000. Thus, after deductions for interest expense and provision for loan losses, our net interest income grew from $1,344,209 for the year ended December 31, 1999 to $2,049,095 for the year ended December 31, 2000. Noninterest income decreased from $279,994 for the year ended December 31, 1999 to $97,717 for the year ended December 31, 2000. Additionally, noninterest expense increased from $4,301,897 for the year ended December 31, 1999 to $8,966,909 for the year ended December 31, 2000, which resulted in a net loss of $6,820,097, a loss of $4.50 per share, for the year ended December 31, 2000, as compared to a net loss of $2,677,694, a loss of $1.82 per share, for the year ended December 31, 1999.

         At December 31, 2000, our assets consisted of federal funds sold of $3,330,000, other investments of $125,600, net loans of $68,123,423, property at cost less accumulated depreciation of $2,141,767, cash and due from banks of $2,174,756, accrued interest receivable of $517,040, and other assets totaling $826,384. Our liabilities at December 31, 2000 were $72,218,530, consisting of deposits of $68,624,164, accrued expenses and other liabilities of $907,486 and other borrowings of $2,686,880. Our shareholders' equity totaled $5,020,440 at December 31, 2000.

RESULTS OF OPERATIONS

         NET INCOME. We incurred a loss of $6,820,097, or $4.50 per share for the year ended December 31, 2000. We earned $2,847,095 in net interest income and $97,717 in noninterest income for the year, but these amounts were offset by noninterest expense of $8,966,909, and a provision for possible loan losses of $798,000.

         We incurred a loss of $2,677,694, or $1.82 per share for the year ended December 31, 1999. We earned $1,909,209 in net interest income and $279,994 in noninterest income for the year, but these amounts were offset by noninterest expense of $4,301,897, and a provision for possible loan losses of $565,000.

         NET INTEREST INCOME. Our primary source of revenue is net interest income, which is the difference between income on interest-earning assets and expense on interest-bearing liabilities. Our net interest income was $2,847,095 for the year ended December 31, 2000. Net interest spread, the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.64% for the year ended December 31, 2000. Our net interest margin, which is net interest income divided by average interest-earning assets, was 4.46% for the year ended December 31, 2000. Average loans comprised 90% of our average earning assets in 2000.

         Our net interest income was $1,909,209 for the year ended December 31, 1999. Net interest spread, the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.09% for the year ended December 31, 1999. Our net interest margin, which is net interest income divided by average interest-earning assets, was 4.63% for the year ended December 31, 1999. Average loans comprised 72% of our average earning assets in 1999.

         AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES. The following table depicts, for the periods indicated, information related to our average balance sheet. The average yields on assets and average costs of liabilities represent the annualized rates for December 31, 2000 and 1999. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.



                                                              AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                                        YEAR ENDED DECEMBER 31,                YEAR ENDED DECEMBER 31,
                                                                 2000                                    1999
                                                ----------------------------------------  -----------------------------------
                                                       AVERAGE     INCOME/    YIELD/            AVERAGE    INCOME/    YIELD/
                                                       BALANCE     EXPENSE     RATE             BALANCE    EXPENSE      RATE
                                                ----------------------------------------  -----------------------------------

ASSETS                                                                       (DOLLARS IN THOUSANDS)
Interest earning assets:
   Loans..................................      $       57,313 $     5,790     10.26%     $    29,713   $   2,823     9.50%
   Investment securities..................                  65           8      7.75            5,000         249     4.97
   Federal funds sold.....................               6,181         400      6.48            6,551         318     4.85
                                                --------------    --------    ------      -----------     -------     ----
        Total interest earning assets                   63,559       6,198      9.72           41,264       3,390     8.22
   Other assets...........................               4,018                                  2,080
                                                --------------                            -----------
     Total assets.........................      $       67,577                            $    43,344
                                                ==============                            ===========
LIABILITIES
   Interest-bearing liabilities:
   Interest-bearing transaction accounts..      $        1,897   $      67      3.51%      $    1,225    $     34    2.81%
   Money market accounts..................              11,642         627      5.39           14,326         724    5.05
   Savings deposits.......................                  51           1      2.69               24           1    2.36
   Time deposits..........................              40,393       2,552      6.32           13,030         701    5.38
   Other short-term borrowing.............               1,125         104      9.24              246          21    8.39
                                               --------------    --------    -------       ----------     -------    ----
   Total interest-bearing liabilities.....              55,108       3,351      6.08           28,851       1,481    5.13
   Noninterest-bearing deposits...........                5,06                                  3,048
   Other liabilities......................                 804                                    398
   Shareholders' equity...................               6,603                                 11,047
                                                --------------                             ----------
   Total liabilities and shareholders' equity   $       67,577                             $   43,344
                                                ==============                             ==========
   Net interest spread....................                                      3.64%                                3.09%
                                                               -----------   =======                    ---------    ====
   Net interest income/margin.............                     $     2,847      4.46%                   $   1,909    4.63%
                                                               ===========   =======                    =========    ====


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

          One monitoring technique we employ is the measurement of our interest rate sensitivity "gap," which is the difference between the amount of interest-earning assets and interest-bearing liabilities that mature or may reprice within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a "gap" basis, we are in a negative gap position over the cumulative one-year time frame as of December 31, 2000. However, gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.

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

         We anticipate that a significant portion of our deposits will be obtained over the Internet, and that these deposits will be generally more susceptible to withdrawal by depositors who are particularly rate-sensitive. To manage the interest rate risk associated with these deposits, we have implemented the following strategies:

o We will attempt to minimize the amount of long-term, fixed rate residential mortgages that we hold in our loan portfolio;

o We will maintain a short duration in our investment portfolio to lower the average maturity of our assets to more closely match the average maturity of our liabilities.

         The following tables summarize the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000 and 1999 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated in the following tables, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.



INTEREST RATE SENSITIVITY ANALYSIS

                                                                         DECEMBER 31, 2000
                                         -----------------------------------------------------------------------------------
                                                            AFTER THREE BUT       AFTER ONE       AFTER FIVE
                                            WITHIN           WITHIN TWELVE       BUT WITHIN        YEARS OR
                                         THREE MONTHS           MONTHS           FIVE YEARS      NONSENSITIVE      TOTAL
                                         --------------    ------------------    ------------    --------------  -----------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
 Interest-earning assets:
   Loans............................     $      43,692     $       2,147         $  17,045       $    6,741      $ 69,625
   Investment securities............                                   -                 -              126           126
   Federal funds sold ..............             3,330                 -                 -                -         3,330
                                         -------------     -------------         ---------       ----------      --------
     Total interest-earning assets..     $      47,022     $       2,147         $  17,045       $    6,867      $ 73,081
                                         =============     =============         =========       ==========      ========
LIABILITIES
 Interest-bearing liabilities:
 Interest-bearing deposits
   Money market and NOW
     accounts.......................     $      13,234     $           -         $       -       $        -      $ 13,234
   Savings deposits.................                73                 -                 -                -            73
   Time deposits....................            12,992            32,973             3,307                -        49,272
                                         -------------     -------------         ---------       ----------      --------
     Total interest-bearing deposits            26,299            32,973             3,307                -        62,579
   Other short-term borrowings......                18             2,556               113                -         2,687
                                         -------------     -------------         ---------       ----------      --------
     Total interest-bearing liabilities  $      26,317     $      35,529         $   3,420       $        -      $ 65,266
                                         =============     =============         =========       ==========      ========

 Interest rate sensitivity gap per
   Period...........................     $      20,705     $     (33,382)        $  13,625       $    6,867      $  7,815
                                         =============     =============         =========       ==========      ========
 Cumulative interest rate sensitivity
   Gap..............................     $      20,705     $     (12,667)        $     948       $    7,815      $  7,815
                                         =============     =============         =========       ==========      ========
Ratio of interest sensitivity gap to
   total earning assets.............             28.33%           (45.71)%           18.66%            9.23%
Ratio of cumulative gap to total
  earning assets....................             28.33%           (17.35)%            1.30%           10.70%



                                                                         DECEMBER 31, 1999
                                         -----------------------------------------------------------------------------------

                                                            AFTER THREE BUT       AFTER ONE      AFTER FIVE
                                             WITHIN             WITHIN           BUT WITHIN       YEARS OR
                                          THREE MONTHS       TWELVE MONTHS       FIVE YEARS     NONSENSITIVE       TOTAL
                                         --------------   ------------------    ------------  ----------------  -----------
                                                                       (DOLLARS IN THOUSANDS)


ASSETS
 Interest-earning assets
   Loans............................     $     25,790      $      2,971          $   14,018      $   5,885       $  48,664
   Investment securities............              995                --                  --            213           1,208
   Federal funds sold ..............              620                --                  --             --             620
                                         ------------      ------------          ----------      ---------       ---------
     Total interest-earning assets..     $     27,405      $      2,971          $   14,018      $   6,098       $  50,492
                                         ============      ============          ==========      =========       =========

LIABILITIES
 Interest-bearing liabilities
 Interest-bearing deposits
   Money market and NOW
     accounts.......................     $     14,154      $         --          $       --      $      --       $  14,154
   Savings deposits.................               21                --                  --             --              21
   Time deposits....................              425            20,731               2,361             --          23,517
                                         ------------      ------------          ----------      ---------       ---------
     Total interest-bearing deposits           14,600            20,731               2,361             --          37,692
   Other short-term borrowings                    240                --                  --             --             240
                                         ------------      ------------          ----------      ---------       ---------
     Total interest-bearing liabilities  $     14,840      $     20,731          $    2,361      $      --       $  37,932
                                         ============      ============          ==========      =========       =========

 Interest rate sensitivity gap per
   Period...........................     $     12,565      $    (17,760)         $   11,657      $   6,098       $  12,560
                                         ============      =============         ==========      =========       =========
 Cumulative interest rate sensitivity
   Gap..............................     $     12,565      $     (5,195)         $    6,462      $  12,560       $  12,560
                                         ============      =============         ==========      =========       =========
Ratio of interest sensitivity gap to
   total earning assets.............            24.88%           (35.17)%             23.09%         12.08%
Ratio of cumulative gap to total
   earning assets...................            24.88%           (10.29)%             12.80%         24.88%


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

                                                           YEAR ENDED DECEMBER 31, 2000
                                                 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999
                                             --------------------------------------------------------
                                                  NET INCREASE         INCREASE         INCREASE
                                                   (DECREASE)         (DECREASE)       (DECREASE)

                                                                         DUE TO RATE DUE TO VOLUME
                                             ---------------------------------------------------------
ASSETS                                                              (DOLLARS IN THOUSANDS)
Interest earning assets
   Loans......................................   $    2,967          $        345       $     2,622
   Investment securities......................         (241)                    4             (245)
   Federal funds sold.........................           82                   100              (18)
                                                 ----------          ------------       ----------
      Total interest income...................        2,808                   449            2,359
                                                 ----------          ------------       ----------

Interest-bearing liabilities--deposits........        1,787                   493            1,294
Short-term borrowing..........................           83                     9               74
                                                 ----------          ------------       ----------
     Total interest expense...................        1,870                   502            1,368
                                                 ----------          ------------       ----------

Change in net interest income.................    $     938          $        (53)      $      991
                                                 ==========          ============       ==========

                                                           YEAR ENDED DECEMBER 31, 1999
                                                 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998
                                             ---------------------------------------------------------
                                                  NET INCREASE         INCREASE         INCREASE
                                                   (DECREASE)         (DECREASE)       (DECREASE)

                                                                        DUE TO RATE DUE TO VOLUME
                                             ---------------------------------------------------------
ASSETS                                                              (DOLLARS IN THOUSANDS)
Interest earning assets
   Loans......................................  $      2,616         $         (93)    $      2,709
   Investment securities......................           (75)                  (15)             (60)
   Federal funds sold.........................           271                   (12)             283
                                                  ----------          ------------       ----------
      Total interest income...................         2,812                  (120)           2,932
                                                  ----------          ------------       ----------

Interest-bearing liabilities--deposits........         1,362                    32            1,330
Short-term borrowing..........................             9                     -                9
                                                  ----------          ------------       ----------

     Total interest expense...................         1,371                    32            1,339
                                                  ----------          ------------       ----------

Change in net interest income.................  $      1,441          $       (152)     $     1,593
                                                  ==========          ============        ==========


         PROVISION AND ALLOWANCE FOR LOAN LOSSES. We have established an allowance for loan losses through a provision for loan losses charged to expense. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of such factors as the balance of impaired loans, changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance. A loan is impaired when it is probable that we will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices, or, for loans that are solely dependent on the collateral for repayment, the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and they may require us to record additions to the allowance based on their review of information available to them at the time of their examinations.

         At December 31, 2000, our allowance for loan losses amounted to $1,500,934, or 2.16% of outstanding loans. At December 31, 1999, our allowance for loan losses amounted to $730,000, representing 1.50% of outstanding loans. Our provision for loan losses for the years ended December 31, 2000 and 1999 was $798,000 and $565,000, respectively.

         We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion based on the borrower's financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. If interest income had been accrued, interest income associated with nonaccrual loans would have been approximately $78,000 as of December 31, 2000. We had three non-performing loans totaling $1,654,203 at December 31, 2000 and one non-performing loan totaling $93,000 at December 31, 1999. At December 31, 2000, we had six loans totaling $1,136,000 that were delinquent by more than 30 days. At December 31, 1999, we had four loans totaling $1,960,000 that were delinquent by more than 30 days.

         We do not include loans that are current as to principal and interest in our nonperforming assets categories. However, we will still classify a current loan as a potential problem loan if we develop serious doubts about the borrower's future performance under the terms of the loan contract. On December 31, 2000 we had two loans totaling $961,722 which we considered to be potential problem loans. At December 31, 1999 we did not have any loans which we considered to be potential problems. The increase in potential problem loans at December 31, 2000 reflects the maturing of the loan portfolio. We consider the level of potential problem loans in our determination of the adequacy of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES

         The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                                          YEAR ENDED          YEAR ENDED
                                                                          DECEMBER 31,        DECEMBER 31,
                                                                             2000                1999
                                                                      -------------------  --------------
                                                                               (DOLLARS IN THOUSANDS)

Average loans outstanding............................                 $          57,313    $       29,713
                                                                      =================    ==============
Loans outstanding at period end......................                 $          69,624    $       48,597
                                                                      =================    ==============
Total nonperforming loans............................                 $           1,654    $           93
                                                                      =================    ==============

Beginning balance of allowance.......................                 $             730    $          165
Loans charged off....................................                               (27)               --

Recoveries of previous charge-offs...................                                --                --

Net loans charged-off................................                               (27)               --
Provision for loan losses............................                               798                565
                                                                      -----------------     --------------
Balance at period end................................                 $           1,501      $         730
                                                                      =================     ==============

Net charge-offs to average loans.....................                               .05%                --
Allowance as percent of total loans..................                              2.16%              1.50%
Nonperforming loans as a percentage of total loans...                              2.38%               .19%
Allowance as a percent of nonperforming loans........                             90.73%            784.90%


At December 31, 2000 and 1999, the allowance was allocated as follows:

                                                           PERCENTAGE OF                      PERCENTAGE OF
                                         YEAR ENDED        LOANS IN EACH      YEAR ENDED      LOANS IN EACH
                                        DECEMBER 31,        CATEGORY TO      DECEMBER 31,      CATEGORY TO
                                            2000            TOTAL LOANS          1999          TOTAL LOANS
                                         ----------         -----------       ----------       -----------
Commercial                            $  237,000               26.36%         $181,860            25.98%
Real Estate - individual                  29,000                9.06%           43,400             6.20%
Real Estate - commercial               1,171,934               59.88%          425,950            60.85%
Installment loans to individuals          28,000                4.70%           48,790             6.97%
Unallocated                               35,000                ----%           30,000             ----%
                                       ---------            --------          --------           ------
Total                                 $1,500,934              100.00%         $730,000           100.00%
                                      ==========            ========          ========           ======


         NONINTEREST INCOME. Currently, our primary sources of noninterest income are mortgage origination fees and service charges on deposit accounts. We generated $30,415 and $67,302 in mortgage origination fees and deposit service charges, respectively, during the year ended December 31, 2000, which represented 31.13% and 68.87%, respectively, of the total noninterest income of $97,717 we earned during the year. We experienced a decline in mortgage origination activity in 2000. On an annualized basis, our noninterest income represented only 0.13% of our total assets at December 31, 2000. The ratio of noninterest income to assets is relatively low because in order to attract new banking relationships, we have charged lower fees than most other banks. Our other sources of noninterest income included loan maintenance fees, bankcard fees, commissions on check sales, safe deposit box rent, ATM fees, wire transfer fees, and official check fees. Our noninterest income for the year ended December 31, 1999 was $279,994.

         NONINTEREST EXPENSE. Our noninterest expense for the years ended December 31, 2000 and 1999 totaled $8,966,909 and $4,301,897, respectively. We incurred significant professional and other outside services expenses in 2000, including legal, advertising, and public relations expenses to establish, promote, and implement our revised Internet business strategy. The following table sets forth the primary components of noninterest expense for these periods.

                                    NONINTEREST EXPENSE

                                         YEAR ENDED                YEAR ENDED
                                         DECEMBER 31,              DECEMBER 31,
                                           2000                      1999
                                       ---------------           --------------
                                              (DOLLARS IN THOUSANDS)

Salaries and other compensation........   $    2,746           $     1,495
Employee benefits......................          661                   435
Net occupancy and equipment expense....        1,310                   592
Professional and other outside services        3,689                 1,186
Other expense..........................          561                   594
                                          ----------           -----------
Total..................................   $    8,967           $     4,302
                                          ==========           ===========

         Operating expenses for the year ended December 31, 2000 totaled $8,966,909, including salaries and other compensation of $2,746,458, employee benefits expenses of $660,789, occupancy and equipment expenses of $1,310,040, professional and other outside services of $3,688,994, and other expenses of $560,628.

         We incurred significant increases in operating expenses in the year ended December 31, 2000 over 1999 in connection with the launch of a new business strategy in the first quarter of 2000. The primary components of these expenses included additional staffing, occupancy, and professional expenses to support our projected growth, marketing expenses to promote our products and services, expenses related to our joint venture with Talisman, our proposed private stock offering, and our other Internet related alliances and other general operating expenses. As described above, we announced the reevaluation of this business strategy and the restructuring of management in July 2000, which included the elimination of some senior level positions, to reduce costs at the holding company level. We have now eliminated most of the ongoing expenses related to our former business strategy by terminating strategic alliances, canceling advertising and other contracts related to our former strategy, and laying off a number of employees, including members of senior management. However, we may still incur additional expenses related to our former business strategy. Several of our former strategic partners have claimed we owe them consulting or other fees which, in the aggregate, exceed $500,000. Although we do not believe we owe and do not intend to pay any of these amounts, there is a risk that we could be required to do so.

         As a result of this reevaluation of our business strategies, during 2000 we wrote off certain costs which had previously been capitalized. These write-offs included $693,173 related to a private stock offering, which was suspended due to adverse market conditions. Additionally, unamortized prepaid marketing related costs of $125,000 were written off related to certain suspended business strategies.

         INCOME TAX EXPENSE. As of December 31, 2000, our accumulated deficit was approximately $10,614,000. We had a cumulative net operating loss carryforward of approximately $10,246,000 for financial reporting purposes and $8,623,000 for income tax purposes for the year ended December 31, 2000. Our ability to realize a deferred tax benefit as a result of net operating losses will depend upon whether we have sufficient taxable income of an appropriate character in the carryforward periods. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. We then establish a valuation allowance to reduce the deferred tax asset to the level that it is "more likely than not" that we will realize the tax benefit. We have fully offset the deferred tax assets resulting primarily from the provision for loan losses and the operating loss carry forwards by a valuation allowance in the same amount.

ANALYSIS OF FINANCIAL CONDITION

         Total consolidated assets increased by $25,175,600, or 48.4%, to $77,238,970 during the year ended December 31, 2000. The increase was generated primarily through a net increase in deposits of $27,013,042, or 64.9%.

         LOANS. Loans often provide higher yields than the other types of earning assets, and thus one of our goals is for loans to be the largest category of our earning assets. At December 31, 2000 and 1999, loans accounted for 95% and 97%, respectively of our earning assets. Loans averaged $57.3 million and $29.7 million for the years ended December 31, 2000 and 1999, respectively.

         The following tables show the composition of our loan portfolio by category for the periods indicated:

                                                     COMPOSITION OF LOAN PORTFOLIO

                                          DECEMBER 31,                      DECEMBER 31,
                                              2000                              1999
                                   ----------------------------      ----------------------------
                                                     PERCENT                          PERCENT
                                       AMOUNT       OF TOTAL             AMOUNT       OF TOTAL
                                       ------       --------             ------       --------
                                                      (DOLLARS IN THOUSANDS)

Commercial                         $       18,409      26.36%         $     12,644      25.98%
Real estate-commercial..........           41,817      59.88%               29,613      60.85%
Real estate-individual..........            6,324       9.06%                3,019       6.20%
Consumer and other..............            3,285       4.70%                3,388       6.97%
     Total loans................           69,835     100.00%              48,664      100.00%
                                                      ======                           ======
Less:
   Net deferred loan fees.......             (211)                             (67)
   Allowance for loan losses....           (1,501)                            (730)
                                   --------------                      -----------
     Total net loans............   $       68,123                      $    47,867
                                   ==============                      ===========


         In the context of this discussion, we define a "real estate loan" as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we limit our loan-to-value ratio to 80%. Our largest category of loans, commercial real estate loans, totaled $41.8 million and represented 60% of the loan portfolio at December 31, 2000, compared to $29.6 million and 61% at December 31, 1999. A significant portion of our commercial loans provide working capital to small businesses.

         The repayment of loans in the loan portfolio as they mature is one of our sources of liquidity. The following table sets forth our loans maturing within specified intervals at December 31, 2000 and 1999. This information is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Of course, loan renewals are subject to our review and credit approval, as well as modification of the original loan terms.

LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                                         DECEMBER 31, 2000
                                             ---------------------------------------------------------------------------
                                                                 OVER ONE YEAR
                                               ONE YEAR             THROUGH              OVER FIVE
                                               OR LESS             FIVE YEARS              YEARS              TOTAL
                                             -------------     -------------------     ---------------     -------------
                                                                       (DOLLARS IN THOUSANDS)

Commercial.................................  $  11,561          $          4,683        $          -          $   16,244
Real estate-commercial.....................     31,121                    11,591               4,946              47,658
Real estate-individual.....................      1,639                        22               1,795               3,456
All other loans............................      1,728                       749                   -               2,477
                                             ---------         -----------------      --------------         -----------
                                             $  45,049          $         17,045         $     6,741         $    69,835
                                             =========         =================      ==============         ===========

Loans maturing after one year with:
Fixed interest rates....................................................................................     $   23,786
Floating interest rates.................................................................................          ----


                                                                         DECEMBER 31, 1999
                                            ----------------------------------------------------------------------------
                                                                OVER ONE YEAR
                                              ONE YEAR             THROUGH              OVER FIVE
                                              OR LESS             FIVE YEARS              YEARS               TOTAL
                                            -------------     -------------------     ---------------     --------------
                                                                      (DOLLARS IN THOUSANDS)

Commercial................................. $    6,278        $         5,542         $       824         $    12,644
Real estate-commercial.....................      9,500                 13,286               6,827              29,613
Real estate-individual.....................        459                    928               1,632               3,019
All other loans............................      1,826                  1,180                 382               3,388
                                            ----------        ---------------         -----------         -----------
                                            $   18,063        $        20,936         $     9,665         $    48,664
                                            ==========        ===============         ===========         ===========

Loans maturing after one year with:
Fixed interest rates....................................................................................   $   20,981
Floating interest rates.................................................................................        9,620


         INVESTMENT SECURITIES. Our investment securities portfolio represented 0.10% and 12% of our average earning assets for the years ended December 31, 2000 and 1999, respectively. Other investments at December 31, 2000 consisted of investments in common stock in the Federal Home Loan Bank of Atlanta and in The Godfrey Bank.

         The following table summarizes the book value of securities for the dates indicated.

SECURITIES PORTFOLIO

                                      DECEMBER 31,  DECEMBER 31,
                                          2000       1999
                                    ------------  -----------
                                       (DOLLARS IN THOUSANDS)

Available-for-sale
U.S. Government agencies.........   $        -   $        995
Common stock.....................           60            150
Other stock......................           66             63
                                    ----------   ------------

Total............................   $      126   $      1,208
                                    ==========   ============

         The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 2000 and 1999. The contractual maturity schedule for the year ended December 31, 2000 is not presented since there were no investments with contract maturities.

             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

DECEMBER 31, 1999

                                                                  AFTER ONE
                                                                 BUT WITHIN                   AFTER
                                  WITHIN ONE YEAR                FIVE YEARS                 FIVE YEARS
                              -------------------------    ------------------------   -----------------------
                                 AMOUNT         YIELD        AMOUNT        YIELD        AMOUNT       YIELD
                              -------------    --------    ------------   ---------   -----------  ----------
                                                           (DOLLARS IN THOUSANDS)

Available-for-sale:
   U.S. government
     agencies..............   $      995         5.43%     $     --             %     $     --        -- %
                              ----------         ----      --------       ------      ---------    ------

     Total Debt
        Securities.........   $      995         5.43%     $     --             %     $     --        -- %
                              ==========         =====     ========       =======     =========   =======


         SHORT-TERM INVESTMENTS. Our short-term investments, which consist of federal funds sold, averaged $6.2 million and $6.1 million for the years ended December 31, 2000 and 1999. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

         DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES. Average interest-bearing liabilities totaled $28.9 million, or 66.6% of average assets in 1999. Interest-bearing liabilities averaged $55.1 million, or 85.1% of average assets, for the year ended December 31, 2000, reflecting our general growth during the year.

DEPOSITS. Average interest-bearing deposits totaled $54.0 million and $28.6 million for the years ended December 31, 2000 and 1999. At December 31, 2000, total deposits were $68.6 million and averaged $59.0 million for the year then ended. The following table sets forth our deposits by category for the periods indicated.

                                                                  DEPOSITS

                                                DECEMBER 31,                     DECEMBER 31,
                                                    2000                             1999
                                        ------------------------------ ---------------------------------
                                                         PERCENT OF                         PERCENT OF
                                           AMOUNT         DEPOSITS          AMOUNT           DEPOSITS
                                        -------------   -------------- ------------------   ------------
                                                             (DOLLARS IN THOUSANDS)
         Demand deposit accounts......  $    6,045               8.81%    $    3,918          9.42%
         NOW accounts.................       2,520               3.67%         1,175          2.82%
         Money market accounts........      10,714              15.61%        12,980         31.19%
         Savings accounts.............          73               0.11%            21          0.05%
         Time deposits
           less than $100,000.........      33,548              48.89%        14,290         34.34%
         Time deposits
           of $100,000 or over........      15,724              22.91%         9,227         22.18%

           Total deposits.............  $   68,624             100.00%    $   41,611        100.00%
                                        ==========            =======      =========        ======

         The following table reflects the maturity distribution of our certificates of deposit of $100,000 or more at December 31, 2000 and 1999.

           MATURITIES OF CERTIFICATES OF DEPOSITS OF $100,000 OR MORE

                                                                      AFTER SIX
                                   WITHIN       AFTER THREE            THROUGH
                                    THREE         THROUGH              TWELVE       AFTER TWELVE
                                    MONTHS       SIX MONTHS            MONTHS          MONTHS              TOTAL
                                  -----------  ---------------       ------------  -----------         ----------
                                                             (DOLLARS IN THOUSANDS)
December 31, 1999..............   $     317    $    1,276            $   6,683     $      951           $  9,227
                                  =========    ==========            =========     ==========           ========
December 31, 2000..............   $   3,850    $    4,468            $   6,784     $      622           $ 15,724
                                  =========    ==========            =========     ==========           ========

         BORROWED FUNDS. At December 31, 2000 and 1999, we had outstanding balances of $2,686,880 and $240,000, respectively. The average rate we paid on short-term borrowings for the years ended December 31, 2000 and 1999 was 9.24% and 8.39%, respectively. In August 2000, we obtained a $2.5 million line of credit, guaranteed by our directors, to pay expenses related to our former business strategy and to support the development of our new strategy.

                                     CAPITAL

         Total shareholders' equity at December 31, 2000 was $5.0 million, compared with shareholders' equity $9.9 million as of December 31, 1999. This decrease was attributable to a net loss for the year ended December 31, 2000 of $6,820,097 and a $88,350 decrease in the market value of investment securities available-for-sale.

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

         Quantitative measures established by regulation to ensure capital adequacy require Ebank to maintain minimum amounts and ratios. The primary regulatory agency for Ebank, the Office of Thrift Supervision, requires ebank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 3.0%, and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2000, Ebank had total, core, tangible, and Tier 1 capital to risk weighted assets ratios of 8.56%, 6.93%, 6.93% and 7.31%, respectively.

         The OTS has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         We believe that, as of December 31, 2000, we meet all capital requirements to which we are subject.

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

         We sold 1,469,250 shares during our initial public offering in 1998, with net proceeds after offering expenses of $13.7 million. We used approximately $8.5 million of the proceeds of the offering to capitalize ebank, and we retained the remaining offering proceeds to provide working capital for Ebank.com, Inc. In the third quarter of 2000, we commenced a private stock offering and, through December 31, 2000, we had raised net proceeds of approximately $2,042,682. Our funds sold position, which is usually our primary source of liquidity, averaged $6.1 million and $6.5 million for the years ended December 31, 2000 and 1999, respectively. The actual funds sold position was $3.3 million and $.6 million on December 31, 2000 and 1999, respectively.

         As noted above, we commenced a private offering to fund expenses related to our new business strategy that we launched in the first quarter of 2000. Due to adverse market conditions, we suspended this offering. We incurred a substantial amount of expenditures at the holding company level and, as a result of the failed offering, lacked sufficient liquidity at the holding company level to pursue our business strategy. Consequently, in July 2000, we announced the restructuring of management, which included the elimination of some senior level positions, and the reevaluation of certain business strategies to reduce costs at the holding company level. In July 2000, we closed on a $2,500,000 loan to repay amounts due to our bank subsidiary and provide working capital for the holding company.

         We believe at December 31, 2000 we had a satisfactory liquidity position at the bank level as total cash, cash equivalents, and federal funds sold amounted to approximately $3.33 million, or 4.31% of total assets. We also consider our ability to maintain and expand our deposit base and borrowing capabilities to be a source of liquidity. During 2000, total deposits increased from $41.6 million to $68.6 million, representing an increase of 65%.

         We regularly review our liquidity position and have implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

ITEM 7. FINANCIAL STATEMENTS

         Our consolidated financial statements are attached hereto as pages F-1 through F-29. These statements, include our consolidated balance sheet as of December 31, 2000 and consolidated statements of income, consolidated statements of cash flows, and consolidated statements of changes in shareholders' equity, and consolidated statements of comprehensive loss for the years ended December 31, 2000, together with the report thereto of Mauldin & Jenkins, LLC dated March 6, 2001, and the schedule containing certain supporting information, as well as our consolidated balance sheet as of December 31, 1999 and consolidated statement of income, consolidated statement of cash flows and consolidated statement of changes in shareholders' equity for the year ended December 31, 1999, together with the report thereto of BDO Seidman, LLP dated April 6, 2000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         On August 22, 2000, we replaced the firm of BDO Seidman, LLP with Mauldin & Jenkins, LLC as our auditors effective as of that date. The decision to change accountants was approved by our audit committee.

         The reports of BDO Seidman on our financial statements for the fiscal years ended December 31, 1999 and 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of our financial statements for the fiscal year ended December 31, 1999 and in the subsequent interim period, there were no disagreements with BDO Seidman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of BDO Seidman, would have caused BDO Seidman to make reference to the matter in their report. During the fiscal year ended December 31, 1999 and in the subsequent interim period, there were no "reportable events" to describe as specified in Item 304(a)(1)(iv)(B) of Regulation S-B. A copy of the letter from BDO Seidman stating whether it agrees with the above statements dated August 24, 2000, is filed as Exhibit 16.1 to our Form 8-K filed on August 25, 2000.

         On August 22, 2000, we engaged Mauldin & Jenkins as our independent auditors for the fiscal year ending December 31, 2000. We did not consult Mauldin & Jenkins on any matter requiring disclosure under Item 304(a)(2) of Regulation S-B.

                                    PART III

         Some information required by Part III is omitted from this Annual Report because we will file a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the financial year covered by this Annual Report, and this information is incorporated herein by reference into this Annual Report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The information required by Item 9 is incorporated herein by reference from the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated herein by reference from the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated herein by reference from the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated herein by reference from the Proxy Statement.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:
3.1.     Articles of Incorporation as amended

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

10.6 First Amendment to Lease Agreement dated June 4, 1998 between the Company and Regent Paces Ferry Office I, Inc. (Incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form 10-KSB for the year ended December 31, 2000, File No. 000-24043).

10.7 Sublease dated March 15, 1999 between the Bank and The Bankers Bank (Incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form 10-KSB for the year ended December 31, 2000, File No. 000-24043).

10.8 Letter of Agreement dated May 14, 1999 between the Company and Fountainhead Strategic Solutions, LLC (Incorporated by reference to
         Exhibit 10.12 of the Company's Form 10-KSB filed with the SEC on April 12, 2000).

10.9 Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated September 11, 2000 (Incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form 10-QSB for the third quarter ended September 30, 2000, File No. 000-24043).

10.10 First Amendment to the Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated November 13, 2000.

10.11 Second Amendment to the Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated January 16, 2001.

10.12 Loan and Stock Pledge Agreement between ebank.com, Inc. and The Bankers Bank dated July 31, 2000 (Incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form 10-QSB for the third quarter ended September 30, 2000, File No. 000-24043).

16.1 Letter of BDO Seidman, LLP dated August 24, 2000, to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 of the Form 8-K filed by the Company on August 25, 2000)

21.1.    Subsidiaries of the Company

23.1     Consent for active S-8

24       Power of Attorney (contained on the signature page hereof)

(b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K by the Company during the quarter ended December 31, 2000.

Form 8-K filed with the SEC on November 2, 2000 announcing the appointment of Richard D. Jackson as chairman of the board of directors. The report also announced that James L. Box, current president and CEO of ebank.com, Inc., will become chairman and CEO of ebank, and that Lou Douglass will move from president of ebank.com, Inc. to president of ebank.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EBANK.COM, INC.

Date:   March 29, 2001               By: /s/ James L. Box
       ----------------                  ---------------------------------------
                                         James L. Box
                                         President and Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Box, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                            Title                            Date
- ---------                                            -----                            ----

/s/ James L. Box
- ------------------------------------
James L. Box                                         Director                   March 29, 2001

/s/ Gary M. Bremer
- ------------------------------------
Gary M. Bremer                                       Director                   March 29, 2001

/s/ Richard C. Carter
- ------------------------------------
Richard C. Carter                                    Director                   March 29, 2001

/s/ Terry L. Ferrero
- ------------------------------------
Terry L. Ferrero                                     Director                   March 29, 2001

/s/ Stephen R. Gross
- ------------------------------------
Stephen R. Gross                                     Director                   March 29, 2001

/s/ Richard D. Jackson
- ------------------------------------
Richard D. Jackson                                   Director                   March 29, 2001

/s/ G. Webb Howell
- ------------------------------------
G. Webb Howell                                       Director                   March 29, 2001

/s/ Don Stout
- ------------------------------------
Don Stout                                            Director                   March 29, 2001

/s/ Wayne Byers                                      Chief Financial            March 29, 2001
- ------------------------------------                 Officer and Principal
Wayne Byers                                          Accounting Officer



                                 EBANK.COM, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2000

                         EBANK.COM, INC. AND SUBSIDIARY
                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                       PAGE

INDEPENDENT AUDITOR'S REPORT...................................F-1 AND F-1A

FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS........................................F-2
     CONSOLIDATED STATEMENTS OF OPERATIONS..............................F-3
     CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS......................F-4
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY....................F-5
     CONSOLIDATED STATEMENTS OF CASH FLOWS......................F-6 AND F-7
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................F-8-F-28

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS
EBANK.COM, INC. AND SUBSIDIARY
MARIETTA, GEORGIA

                  We have audited the accompanying consolidated balance sheet of EBANK.COM, INC. AND SUBSIDIARY as of December 31, 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for December 31, 1999 have been audited by other auditors, whose report, dated April 6, 2000, expressed an unqualified opinion on those statements.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ebank.com, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ MAULDIN & JENKINS, LLC





Atlanta, Georgia
March 6, 2001

  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
ebank.com, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of ebank.com, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ebank.com, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in the first paragraph in Note 10 to the consolidated financial statements, subsequent to December 31, 1999, the Company entered into certain agreements related to its plan to develop an Internet banking platform.


/s/ BDO Seidman, LLP

Atlanta, Georgia
April 6, 2000



                                      F-1A

                                 EBANK.COM, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                    ASSETS                                                2000                      1999
                                    ------
                                                                                ---------------------     --------------------

Cash and due from banks                                                         $          2,163,472      $           152,899
Interest-bearing deposits in banks                                                            11,284                        -
Federal funds sold                                                                         3,330,000                  620,000
Securities available-for-sale                                                                125,600                1,207,700

Loans                                                                                     69,624,357               48,597,286
Less allowance for loan losses                                                             1,500,934                  730,000
                                                                                ---------------------     --------------------
          Loans, net                                                                      68,123,423               47,867,286
                                                                                ---------------------     --------------------
Premises and equipment                                                                     2,141,767                1,498,568
Other assets                                                                               1,343,424                  716,917
                                                                                ---------------------     --------------------
          Total assets                                                          $         77,238,970      $        52,063,370
                                                                                =====================     ====================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing                                                         $          6,045,184      $         3,918,038
    Interest-bearing                                                                      62,578,980               37,693,084
                                                                                ---------------------     --------------------
          Total deposits                                                                  68,624,164               41,611,122
Other borrowings                                                                           2,686,880                        -
Federal funds purchased                                                                            -                  240,000
Other liabilities                                                                            907,486                  270,605
                                                                                ---------------------     --------------------
          Total liabilities                                                               72,218,530               42,121,727
                                                                                ---------------------     --------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred, 8% cumulative; convertible into one share of common stock; par value, $.01; 10,000,000 shares authorized; 911,760 issued and outstanding at December 31, 2000; accumulated undeclared
        dividends of $25,592                                                                   9,118                        -
    Common stock, par value $0.01; 10,000,000 shares
        authorized; 1,469,250 issued and outstanding                                          14,693                   14,693
    Capital surplus                                                                       15,700,198               13,722,072
    Accumulated deficit                                                                  (10,613,569)              (3,793,472)
    Accumulated other comprehensive loss                                                     (90,000)                  (1,650)
                                                                                ---------------------     --------------------
          Total stockholders' equity                                                       5,020,440                9,941,643
                                                                                ---------------------     --------------------
          Total liabilities and stockholders' equity                            $         77,238,970      $        52,063,370
                                                                                =====================     ====================




                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 EBANK.COM, INC.
                                 and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                        2000                        1999
                                                                                 --------------------     --------------------

Interest income
    Loans                                                                        $         5,790,216      $         2,823,590
    Taxable securities                                                                         7,604                  248,707
    Federal funds sold                                                                       400,329                  317,969
                                                                                 --------------------     --------------------
          Total interest income                                                            6,198,149                3,390,266
                                                                                 --------------------     --------------------

Interest expense
    Deposits                                                                               3,247,133                1,460,403
    Other borrowings                                                                         103,921                   20,654
                                                                                 --------------------     --------------------
          TOTAL INTEREST EXPENSE                                                           3,351,054                1,481,057
                                                                                 --------------------     --------------------

          Net interest income                                                              2,847,095                1,909,209
PROVISION FOR LOAN LOSSES                                                                    798,000                  565,000
                                                                                 --------------------     --------------------
          Net interest income after provision for loan losses                              2,049,095                1,344,209
                                                                                 --------------------     --------------------

OTHER INCOME
    Service charges and other fees                                                            67,302                   70,544
    Mortgage origination fees                                                                 30,415                  209,450
                                                                                 --------------------     --------------------
          TOTAL OTHER INCOME                                                                  97,717                  279,994
                                                                                 --------------------     --------------------

OTHER EXPENSE
    Salaries and employee benefits                                                         3,407,247                1,929,612
    Equipment and occupancy expenses                                                       1,310,040                  591,783
    Professional and other outside services                                                3,688,994                1,186,090
    Other operating expenses                                                                 560,628                  594,412
                                                                                 --------------------     --------------------
          TOTAL OTHER EXPENSES                                                             8,966,909                4,301,897
                                                                                 --------------------     --------------------
          Loss before income taxes                                                        (6,820,097)              (2,677,694)

INCOME TAXES                                                                                       -                        -
                                                                                 --------------------     --------------------
          NET  LOSS                                                              $        (6,820,097)     $        (2,677,694)
                                                                                 ====================     ====================
BASIC AND DILUTED LOSSES PER COMMON SHARE                                        $             (4.50)     $             (1.82)
                                                                                 ====================     ====================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                EBANK.COM, INC.
                                 AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                        2000                       1999
                                                                                ---------------------    ---------------------
NET LOSS                                                                        $         (6,820,097)    $         (2,677,694)

OTHER COMPREHENSIVE LOSS:

    Unrealized losses on securities available-for-sale                                       (88,350)                  (1,411)
                                                                                ---------------------    ---------------------

COMPREHENSIVE LOSS                                                              $         (6,908,447)    $         (2,679,105)
                                                                                =====================    =====================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 EBANK.COM, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECESPREAD1, 2000 AND 1999


                                                                                                        ACCUMULATED
                                    PREFERRED STOCK         COMMON STOCK                                   OTHER           TOTAL
                                                                              CAPITAL      ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'
                                SHARES    PAR VALUE    SHARES     PAR VALUE  SURPLUS        DEFICIT         LOSS           EQUITY
                                --------  ----------  ---------- --------------------   ---------------  -----------  --------------

BALANCE, DECEMBER 31, 1998            -   $       -   1,469,250  $  14,693  $13,722,072  $  (1,115,778)  $    (239)   $ 12,620,748
    Net loss                          -           -           -          -            -     (2,677,694)          -      (2,677,694)
    Other comprehensive loss          -           -           -          -            -              -      (1,411)         (1,411)
                                --------  ----------  ---------- ---------- -----------  --------------  ----------   -------------

BALANCE, DECEMBER 31, 1999            -           -   1,469,250     14,693   13,722,072     (3,793,472)     (1,650)      9,941,643
    Net loss                          -           -           -          -            -     (6,820,097)          -      (6,820,097)
    Issuance of preferred stock 911,760       9,118           -          -    1,978,126              -           -       1,987,244
    Other comprehensive loss          -           -           -          -            -              -     (88,350)        (88,350)
                                --------  ----------  ---------- ---------- -----------  --------------  ----------   -------------

BALANCE, DECEMBER 31, 2000      911,760   $   9,118   1,469,250  $  14,693  $15,700,198  $ (10,613,569)  $ (90,000)   $  5,020,440
                                ========  ==========  ========== ========== ===========  ==============  ==========   =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 EBANK.COM, INC.
                                AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS Column Widths
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                      2000                        1999
                                                                              ----------------------    ---------------------

OPERATING ACTIVITIES
    Net loss                                                                  $          (6,820,097)    $         (2,677,694)
    Adjustments to reconcile net loss to net cash and cash
        equivalents used in operating activities:
        Net accretion and amortization of securities                                         (2,550)                (243,631)
        Depreciation and amortization                                                       670,880                  221,374
        Provision for loan losses                                                           798,000                  565,000
        Increase in deferred loan fees and costs                                            144,725                   46,741
        Increase in interest receivable                                                    (331,468)                (135,832)
        Increase in interest payable                                                        162,041                   59,871
        Other operating activities                                                          807,423                 (140,290)
                                                                              ----------------------    ---------------------
              Net cash and cash equivalents used in operating activities                 (4,571,046)              (2,304,461)
                                                                              ----------------------    ---------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                               (2,600)             (23,303,491)
    Proceeds from maturities of securities available-for-sale                             1,000,000               26,500,000
    Net increase in loans                                                               (21,827,584)             (38,238,470)
    Purchase of premises and equipment                                                   (1,092,098)                (854,355)
                                                                              ----------------------    ---------------------
              Net cash and cash equivalents used in investing activities                (21,922,282)             (35,896,316)
                                                                              ----------------------    ---------------------
FINANCING ACTIVITIES
    Net increase in deposits                                                             27,013,042               28,809,999
    Proceeds from  other borrowings                                                       2,500,000                        -
    Repayment of  other borrowings                                                          (35,101)                       -
    Net increase (decrease) in federal funds purchased                                     (240,000)                 240,000
    Net proceeds from sale of preferred stock                                             1,987,244                        -
                                                                              ----------------------    ---------------------

              Net cash and cash equivalents provided by financing activities             31,225,185               29,049,999
                                                                              ----------------------    ---------------------
Net increase (decrease) in cash and cash equivalents                                      4,731,857               (9,150,778)

Cash and cash equivalents at beginning of year                                              772,899                9,923,677
                                                                              ----------------------    ---------------------
Cash and cash equivalents at end of year                                      $           5,504,756     $            772,899
                                                                              ======================    =====================

                                       6

                                EBANK.COM, INC.
                                 AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS Column Widths
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                           2000                      1999
                                                                                    -------------------    --------------------
SUPPLEMENTAL DISCLOSURES
        Cash paid for interest                                                      $        3,189,013     $         1,421,186

        Principal balances of loans transferred to other real estate owned          $          628,722     $                 -

        Financed purchases of equipment                                             $          221,981     $                 -




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 EBANK.COM, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  NATURE OF BUSINESS

                     ebank.com, Inc. (the "Company") (formerly known as Southeastern Commerce Holding Company) is a thrift holding company whose business is conducted by its wholly-owned subsidiary, ebank (the "Bank"). The Bank is a federally chartered savings bank located in Marietta, Cobb County, Georgia. The Bank provides a full range of banking services in its primary market area of metropolitan Atlanta.

                  BASIS OF PRESENTATION

                     The consolidated financial statements for 2000 include the accounts of the Company and its subsidiary. The consolidated financial statements for 1999 also include the accounts of Commerce Mortgage Company, LLC. All assets and liabilities of Commerce Mortgage Company, LLC were assumed by the Company in 2000. Significant intercompany transactions and accounts are eliminated in consolidation.

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, and deferred taxes.

                  CASH AND CASH EQUIVALENTS

                     For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, cash items in process of collection, interest-bearing deposits in banks, and federal funds sold. Generally, federal funds sold are sold for one-day periods. Cash flows from loans, deposits and federal funds purchased are reported net.

                     The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                  SECURITIES

                     Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as available-for-sale and recorded at fair value with unrealized gains and losses excluded from operations and reported in other comprehensive income. Equity securities, including restricted stock, without a readily determinable fair value are classified as available-for-sale and recorded at cost.

                     Interest and dividends, amortization of premiums and accretion of discounts are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in operations as realized losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  LOANS

                     Loans are reported at their outstanding unpaid principal balances less deferred loan fees and costs and the allowance for loan losses. Interest income is accrued on the unpaid balance.

                     Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the life of the loans.

                     The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loan is returned to accrual status.

                     The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

                     The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

                     A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

                  PREMISES, EQUIPMENT AND PURCHASED SOFTWARE

                     Premises and equipment are carried at cost less accumulated depreciation. Purchased software costs are carried at cost less accumulated amortization which is less than net realizable value. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets.

                  OTHER REAL ESTATE OWNED

                     Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations are included in net expenses from foreclosed assets. The carrying amount of other real estate owned at December 31, 2000 and 1999 was $614,234 and $ - , respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  MORTGAGE ORIGINATION FEES

                     The Company recognizes as income fees paid by residential mortgage borrowers whenever loans are closed and sold to nonaffiliated lenders.

                  INCOME TAXES

                     Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is recorded for those deferred tax items for which is it more likely than not that realization will not occur in the near term.

                  STOCK COMPENSATION PLANS

                     Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net loss and losses per common share and other disclosures, as if the fair value based method of accounting had been applied.

                  LOSSES PER COMMON SHARE

                     Basic losses per common share are computed by dividing net loss less preferred dividends by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net loss less preferred dividends minus the income effect of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants and convertible preferred stock.

                  COMPREHENSIVE INCOME

                     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RECLASSIFICATIONS

                  Certain items of other assets and liabilities on the consolidated balance sheet and income and expenses on the statement of operations as of and for the year ended December 31, 1999 have been reclassified, with no effect on total assets or net loss, to be consistent with the classifications adopted for the current year.

                  RECENT DEVELOPMENTS

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, effective for fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (A) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (B) a hedge of the exposure to variable cash flows of a forecasted transaction, or (C) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign corporation. The Statement generally provides for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in net income in the period of change. Management is currently evaluating the impact of adopting this Statement on the financial statements, but does not anticipate that it will have a material impact.

NOTE 2.  MANAGEMENT'S PLAN OF OPERATIONS AND SUBSEQUENT EVENTS

                  The Company was incorporated on August 22, 1997 to operate as a thrift holding company. The Bank commenced banking operations in August of 1998. Shortly after the opening of the Bank, plans were developed to offer basic Internet banking services. Effective April 20, 1999, the corporate and bank names were changed to "ebank.com, Inc." and "ebank", respectively, and the Internet domain name "ebank.com" was acquired. Internet banking services began on June 30, 1999.

                  In January of 2000, the Company launched a new business strategy to rapidly expand its Internet banking operations. The Company's expanded Internet strategy included alliances with several third parties. These alliances were formed to develop: (1) a point of presence network to provide financial services through the Company's Internet Web site, (2) Internet-enabled ATMs and "smart chip cards" and (3) the formation of partnerships with community banks.

                  The Company anticipated immediate and rapid growth and in preparation incurred a substantial amount of expenses in positioning the Company for this growth. To fund the Company's anticipated growth, the Company commenced a private placement offering in the first quarter of 2000. The private placement offering was not successful. Because the requisite capital could not be raised, the Company was unable to implement the expanded Internet strategy.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.            MANAGEMENT'S PLAN OF OPERATIONS AND SUBSEQUENT EVENTS
                   (CONTINUED)

                  Through December 31, 2000, the Company has incurred accumulated deficits of $10.6 million and a net loss of $6.8 million for the year then ended. In addition, the Company's cash flows from operating activities were a negative $4.6 million for the year ended December 31, 2000. Because of the losses and negative cash flows incurred, the Company was forced to revise its business strategy and revert to traditional banking services. The Company will continue to use basic Internet services as an available resource in the delivery of the Company's services.

                  The Company restructured its senior management team that included the replacement of two senior level executives. In July of 2000, the Company obtained a $2,500,000 line of credit to pay expenses incurred related to its expanded Internet strategy. The Company has terminated all third party alliances and substantially reduced expenses related to the expanded Internet strategy. The Company has also raised net proceeds of approximately $3,050,000 through February 28, 2001 from the sale of preferred stock, which have been used to repay $1,000,000 on the line of credit, inject $1,250,000 of additional capital into the Bank, and fund operations.

                  In the opinion of management, the conversion to traditional banking activities in conjunction with the other actions taken by the Company described above, should provide the Company with the opportunity to achieve profitable results.

NOTE 3.           SECURITIES


                     The amortized cost and fair value of securities are summarized as follows:

                                                                                GROSS             GROSS
                                                             AMORTIZED        UNREALIZED       UNREALIZED            FAIR
                                                               COST             GAINS            LOSSES             VALUE
                                                          ----------------  ---------------  ----------------   ---------------
                      SECURITIES AVAILABLE-FOR-SALE
                       DECEMBER 31, 2000:
                       EQUITY SECURITIES                  $       150,000   $          -     $      (90,000)    $       60,000
                       FEDERAL HOME LOAN BANK STOCK                65,600              -                 -              65,600
                                                          ----------------  ---------------  ----------------   ---------------
                                                          $       215,600   $          -     $      (90,000)    $      125,600
                                                          ================  ===============  ================   ===============

                       December 31, 1999:
                       U. S. Government and agency
                          Securities                      $       997,450   $         -      $       (2,750)    $      994,700
                       Equity securities                          150,000             -                  -             150,000
                       Federal Home Loan Bank stock                63,000             -                  -              63,000
                                                          ----------------  ---------------  ----------------   ---------------
                                                          $     1,210,450   $         -      $       (2,750)    $    1,207,700
                                                          ================  ===============  ================   ===============

                  Securities with a carrying value of $ -- and $497,350 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.            LOANS

                   The composition of loans is summarized as follows:

                                                                                                  DECEMBER 31,
                                                                                    -----------------------------------------
                                                                                            2000                  1999
                                                                                    ------------------    -------------------
                      Commercial                                                    $     18,409,127      $      12,644,137
                      Real estate - individual                                             6,324,593              3,019,159
                      Real estate - commercial                                            41,816,666             29,612,902
                      Consumer installment and other                                       3,285,126              3,387,518
                                                                                    ------------------    -------------------
                                                                                          69,835,512             48,663,716
                      Deferred loan fees and costs                                          (211,155)               (66,430)
                      Allowance for loan losses                                           (1,500,934)              (730,000)
                                                                                    ------------------    -------------------
                      Loans, net                                                    $     68,123,423      $      47,867,286
                                                                                    ==================    ===================

                  Changes in the allowance for loan losses are as follows:

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------------
                                                                                              2000                1999
                                                                                       -----------------    ----------------

                      BALANCE, BEGINNING OF YEAR                                       $       730,000      $       165,000
                         Provision for loan losses                                             798,000              565,000
                         Loans charged off                                                     (27,480)                  -
                         Recoveries of loans previously charged off                                414                   -
                                                                                       -----------------    ----------------
                      BALANCE, END OF YEAR                                             $     1,500,934      $       730,000
                                                                                       =================    ================

                  The total recorded investment in impaired loans was $2,615,925 at December 31, 2000. The impaired loans had related allowances determined in accordance with SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, totaling $493,867 at December 31, 2000. The average recorded investment in impaired loans for 2000 was $207,907. Interest income recognized for cash payments received on impaired loans was $105,499 for the year ended December 31, 2000. The Company had no impaired loans as of and for the year ended December 31, 1999.

                  In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2000 are as follows:

                      BALANCE, BEGINNING OF YEAR                                                             $     2,203,286
                         Advances                                                                                  1,045,037
                         Repayments                                                                                 (759,971)
                         Transactions due to changes in directors                                                   (309,215)
                                                                                                             ---------------
                      BALANCE, END OF YEAR                                                                   $     2,179,137
                                                                                                             ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.           PREMISES AND EQUIPMENT

                  Premises and equipment are summarized as follows:

                                                                                                          DECEMBER 31,
                                                                                              -------------------------------------
                                                                                                     2000                1999
                                                                                              -----------------    ----------------

                      Leasehold improvements                                                  $       257,372   $       94,764
                      Furniture, fixtures and equipment, including assets
                         acquired under capital lease in 2000 of $221,981                           1,501,113          842,255
                      Computer software and Internet technology                                     1,334,967          842,354
                                                                                              ---------------   --------------
                                                                                                                     1,779,373
                      Accumulated depreciation and amortization, including amounts
                         applicable to assets acquired under capital lease in 2000 of $43,163        (951,685)        (280,805)
                                                                                              ---------------   --------------
                                                                                              $     2,141,767   $    1,498,568
                                                                                              ===============   ==============

                  The Company leases its banking facilities and offices pursuant to operating leases. Rental expense was $372,569 and $158,893 for the years ended December 31, 2000 and 1999, respectively.

                  The future minimum lease payments under the operating leases at December 31, 2000 are as follows:

                     2001                           $          383,679
                     2002                                      391,418
                     2003                                      320,001
                     2004                                      248,068
                     2005                                      169,923
                     Thereafter                                339,750
                                                    ------------------
                                                    $        1,825,839
                                                    ==================

NOTE 6.           DEPOSITS

                  The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2000 and 1999 was $15,724,174 and $9,226,715, respectively. The scheduled maturities of time deposits at December 31, 2000 are as follows:

                      2001                           $     45,965,862
                      2002                                  2,811,261
                      2003                                    491,272
                      2004                                      3,861
                                                     ----------------
                                                     $     49,272,256
                                                     ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.           OTHER BORROWINGS

                  Other borrowings consist of the following:
                                                                                                       DECEMBER 31,
                                                                                            ------------------------------------
                                                                                                  2000                1999
                                                                                            ----------------   -----------------
                  Note payable from bank, interest payable quarterly at prime, minus 0.50% (9.00% at December 31, 2000), due July 31,
                     2001, collateralized by common stock of the Bank,
                     guaranteed by the Company's organizing directors                       $     2,500,000   $            -
                  Capitalized lease obligation, monthly payments of $7,390
                     including imputed interest at 9%, collateralized by equipment                  186,880                -
                                                                                            ---------------   --------------
                                                                                            $     2,686,880   $            -
                                                                                            ===============   ==============


                  The note payable from bank has various covenants related to the Bank's capital adequacy, allowance for loan losses and asset quality. As of December 31, 2000, the Company was in violation of certain of these covenants.

                  Aggregate maturities required on other borrowings at December 31, 2000 are due in future years as follows:

                      2001                               $      2,574,900
                      2002                                         81,927
                      2003                                         30,053
                                                         ----------------
                                                         $      2,686,880
                                                         ================

NOTE 8.           SHORT-TERM BORROWINGS

                  The Company utilizes short-term borrowings as needed for liquidity purposes in the form of federal funds purchased and security repurchase agreements. The Company has unsecured lines of credit for federal funds purchased from other banks totaling $2,000,000 at December 31, 2000 and 1999. Amounts outstanding under these federal fund lines were $ -- and $240,000 at December 31, 2000 and 1999, respectively.

                  The maximum and daily average amounts of federal funds purchased were approximately $1,380,000 and $73,000, respectively, in 2000. The maximum and daily average amounts of federal funds purchased were approximately $4,279,000 and $72,000, respectively, in 1999. The average interest rate paid on federal funds purchased was 5.00% and 6.02% in 2000 and 1999, respectively.

                  The maximum and daily average amounts of security repurchase agreements entered into were approximately $1,000,000 and $71,233, respectively, in 1999, and no corresponding activity in 2000. The average interrest rate paid on security repurchase agreements in 1999 was 4.24%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.           PREFERRED STOCK

                  In the third quarter of 2000, the Company offered, through a private placement memorandum, to sell up to 500,000 "capital units" at a price of $10 per unit. Each capital unit consists of four shares of 8% cumulative preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. Each share of preferred stock is convertible into one share of common stock. The preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion of the preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company's election, dividends on the preferred stock may be paid in cash or in additional shares of common stock. Currently, the Company can pay no cash dividends. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company's common stock has equaled or exceeded $5.00 per share for twenty consecutive trading days.

                  In connection with the sale of the preferred stock, the Company has agreed to pay its underwriter (a) a commission equal to 10% of the sales price for each unit sold by the underwriter (with the exception of units sold to directors and officers of the Company or units sold to investors located by the Company's directors and officers who purchase at least 50,000 units) plus (b) a $25,000 fee when 50,000 units have been sold by the underwriter, plus (c) a warrant to purchase 200,000 shares of the Company's common stock at a price of $4.00 per share, exercisable for a period of five years.

                  A summary of the preferred stock issued as of December 31, 2000 follows:

                      Capital units sold                                                                                227,940
                                                                                                                =================
                      Gross proceeds from offering                                                              $     2,279,400

                      Offering costs including underwriter commission                                                  (292,156)
                                                                                                                -----------------
                      Net proceeds received from offering                                                       $     1,987,244
                                                                                                                =================
                      Preferred shares issued                                                                           911,760
                                                                                                                =================
                      Accumulated undeclared dividends                                                          $        25,592
                                                                                                                =================
                      Common stock available for purchase under warrants issued to preferred stockholders               455,880

                      Common stock available for purchase under warrants issued to underwriter                          200,000
                                                                                                                -----------------
                      Total common stock available for purchase under warrants                                          655,880
                                                                                                                =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.           INVESTMENT IN TALISMAN TECHNOLOGIES, INC.

                  On March 16, 2000, the Company entered into an exclusive 15-year license agreement with Talisman Technologies, Inc. ("Talisman"), an affiliate of Talisman Entertainment, Inc., to use its Internet ATM technology in its installation and operation of ATMs within the United States, and granted Talisman a 15-year license to use its banking knowledge and know-how, trademarks, business plans, and marketing materials outside the United States. As consideration for these licenses, the Company issued 161,438 shares with a fair value of $665,932 of its common stock to Talisman, which represented 9.9% of its outstanding common stock. The Company was committed to issue additional shares to maintain Talisman's 9.9% interest if certain events occurred. In return, Talisman issued the Company 9.9% of its outstanding common stock. In addition, the Company agreed to enter into an outsourcing agreement with Talisman within 180 days after the closing, pursuant to which Talisman would provide the Company's core data processing services.

                  On July 14, 2000, the Company and Talisman agreed not to proceed with an outsourcing agreement and, pursuant to the terms of the agreement, the entire transaction between the parties, including the license transfers and share issuances, was rescinded. As a result, the 161,438 shares of common stock issued to Talisman were redeemed, the licenses granted to Talisman and to the Company were cancelled, and the related agreements were terminated.

NOTE 11.          STOCK OPTIONS

                  In May 1999, The Company's stockholders approved the 1998 ebank.com, Inc. Stock Incentive Plan ("Plan"), which authorizes the grant of stock options to eligible employees, officers and directors. The Company initially reserved a maximum of 220,000 shares for issuance under the Plan. However, in September 1999, the Plan was amended to provide that the amount of stock subject to the Plan automatically adjusts so that at all times it equals 15 percent of the outstanding shares of stock.

                  Under the Plan, the Company may grant either incentive stock options or nonqualified stock options. The total number of shares issuable as incentive stock options may not exceed 220,000 without stockholder approval.

                  The exercise price for the common stock granted as either an incentive stock option of as a nonqualified stock options must be equal to at least 100 percent of the fair market value per share of common stock on the date of grant. Options have a three-year vesting term, expiring ten years after the date of grant. The Board of Directors may, at its discretion, provide that an option not be exercisable, in whole or in part, for any periods of time, as specified in the option agreements. Summarized information related to the stock options is as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.           STOCK OPTIONS (CONTINUED)

                                                                                 YEARS ENDED DECEMBER 31,

                                                             -----------------------------------------------------------------
                                                                          2000                              1999
                                                             --------------------------------   ------------------------------
                                                                                WEIGHTED-                         WEIGHTED-
                                                                                 AVERAGE                           AVERAGE
                                                                                 EXERCISE                         EXERCISE
                                                                NUMBER            PRICE            NUMBER           PRICE
                                                             --------------   ---------------   -------------   --------------

                    Under option, beginning of year               202,125      $       11.52            -        $        -
                       Granted                                     65,000               3.15        202,125             11.52
                       Exercised                                       -                 -              -                -
                       Terminated                                (196,458)             11.56            -                -
                                                             --------------                     -------------
                    Under option, end of year                      70,667               3.70        202,125             11.52
                                                             ==============                     =============
                    Exercisable, end of year                        5,667              10.00         42,541             11.52
                                                             ==============                     =============

                    Weighted-average fair value of
                       options granted during the year             $ 2.42                            $ 5.69
                                                             ==============                     =============


                                                        Options Outstanding                    Options Exercisable
                                           ---------------------------------------------- -------------------------------
                                                             Weighted-
                                                              Average        Weighted-                       Weighted-
                                                             Remaining        Average                         Average
                     Range of                 Shares        Contractual       Exercise        Shares         Exercise
                 Exercise Prices            Outstanding         Life           Price       Exercisable         Price
          -------------------------------  --------------  ---------------  ------------- ---------------  --------------
                      $10.00                       5,667          8 years   $      10.00           5,667    $      10.00
                  $3.06 - $3.62                   65,000         10 years           3.15             -               -
                                           --------------                                 ---------------
          Outstanding at end of year              70,667       9.84 years   $       3.70           5,667    $      10.00
                                           ==============                                 ===============

                  The Company applies Opinion 25 and related Interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, net loss and losses per share would have been adjusted to the pro forma amounts indicated below.

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                        -----------------------------------------
                                                                                               2000                     1999
                                                                                        -----------------------------------------
                                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                        -----------------------------------------

          Net loss attributable to common stockholders     As reported                  $    (6,845,689)          $  (2,677,694)
                                                           Pro forma                    $    (6,515,675)          $  (3,058,426)

          Losses per share                                 As reported                  $         (4.50)          $       (1.82)
                                                           Pro forma                    $         (4.28)          $       (2.02)

          Losses per share -                               As reported                  $         (4.50)          $       (1.82)
            assuming dilution                              Pro forma                    $         (4.28)          $       (2.02)



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.          STOCK OPTIONS (CONTINUED)

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                                  YEARS ENDED DECEMBER 31,
                                                                                              ----------------------------------
                                                                                                    2000              1999
                                                                                              ----------------------------------
                        Dividend yield                                                                      0%               0%
                        Expected life                                                                 10 YEARS        9.5 years
                        Expected volatility                                                                62%              25%
                        Risk-free interest rate                                                          6.23%            6.30%

NOTE 12.          INCOME TAXES

                  Income tax expense consists of the following:

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                        -------------------------------------
                                                                                               2000                1999
                                                                                        -----------------   -----------------
                      Current                                                           $    (2,382,037)    $      (820,478)
                      Deferred                                                                 (248,994)           (204,804)
                      Change in valuation allowance                                           2,631,031           1,025,282
                                                                                        -----------------   -----------------
                                    Income tax expense                                  $            -      $           -
                                                                                        =================   =================

                  The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to losses before income taxes. A reconciliation of the differences is as follows:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------------------------
                                                                                2000                           1999
                                                                    ----------------------------   ----------------------------
                                                                        AMOUNT         PERCENT         AMOUNT         PERCENT
                                                                    ---------------   ----------   ----------------  ----------

                       Income taxes at statutory rate               $  (2,318,833)      (34) %     $     (910,416)     (34) %
                           Change in valuation allowance                2,631,031        39             1,025,282       38
                           State income tax benefits                     (319,038)       (5)             (106,037)      (4)
                           Nondeductible expenses                           6,840         -                (8,829)       -
                                                                    ---------------   ----------   ----------------  ----------
                       Income tax expense                           $          -          -  %     $          -          -  %
                                                                    ===============   ==========   ================  ==========



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.          INCOME TAXES (CONTINUED)

                  The components of deferred income taxes are as follows:

                                                                                                    DECEMBER 31,
                                                                                        --------------------------------------
                                                                                                2000                1999
                                                                                        ------------------   -----------------

                      Deferred tax assets:
                         Loan loss reserves                                             $        547,760     $       262,129
                         Organization costs                                                       64,683              97,601
                         Net operating loss carryforward                                       3,460,800           1,078,763
                         Other                                                                    79,839              18,256
                                                                                        ------------------   -----------------
                                                                                               4,153,082           1,456,749
                      Valuation allowance                                                     (4,074,533)         (1,443,502)
                                                                                        ------------------   -----------------
                                                                                                  78,549              13,247
                                                                                        ------------------   -----------------
                      Deferred tax liabilities, depreciation:                                     78,549              13,247
                                                                                        ------------------   -----------------
                      Net deferred taxes                                                $             -      $             -
                                                                                        ==================   =================

                  At December 31, 2000, the Company has available net operating loss carryforwards of approximately $8,623,000 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2018.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.          LOSSES PER COMMON SHARE

                  Presented below is a summary of the components used to calculate basic and diluted losses per common share.

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                         ------------------------------------
                                                                                              2000                1999
                                                                                         ----------------   -----------------
                  Basic Losses Per Common Share:
                     Weighted average common shares outstanding                               1,522,622           1,469,250
                                                                                        =================  ==================


                     Net loss                                                           $    (6,820,097)   $     (2,677,694)
                     Undeclared preferred stock dividends                                       (25,592)                 -
                                                                                        -----------------  ------------------

                     Net loss attributable to common stockholders                       $    (6,845,689)   $     (2,677,694)
                                                                                        =================  ==================


                     Basic losses per common share                                      $         (4.50)   $          (1.82)
                                                                                        =================  ==================

                  Diluted Losses Per Common Share:
                     Weighted average common shares outstanding                               1,522,622           1,469,250
                     Net effect of the assumed exercise of stock
                        options and warrants based on the treasury stock method
                        using average market prices for the year                                      -                   -
                     Net effect of convertible preferred stock                                        -                   -
                                                                                        -----------------  ------------------
                     Total weighted average common shares and
                        common stock equivalents outstanding                                   1,522,622           1,469,250
                                                                                        =================  ==================

                     Net loss attributable to common stockholders                       $     (6,845,689)  $      (2,677,694)
                                                                                        =================  ==================

                     Diluted losses per common share                                    $          (4.50)  $           (1.82)
                                                                                        =================  ==================

NOTE 14.          COMMITMENTS AND CONTINGENCIES

                  The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

                  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company's commitments is as follows:

                                                    DECEMBER 31,

                                        --------------------------------------
                                               2000                 1999
                                        -----------------    -----------------

        Commitments to extend credit    $      2,019,000     $     19,976,000
                                        =================    =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.          COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

                  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. There were no outstanding letters of credit at December 31, 2000 and 1999.

                  In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

NOTE 15.          CONCENTRATIONS OF CREDIT

                  The Company originates primarily commercial, residential, and consumer loans to customers in the Atlanta metropolitan area. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in this area.

                  Sixty-nine percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                  The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of unimpaired capital and surplus, as defined by the Office of Thrift Supervision, or approximately $998,000.

NOTE 16.          REGULATORY MATTERS

                  The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, no amounts were available for dividend declaration without regulatory approval.

                  The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to thrift holding companies.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.          REGULATORY MATTERS (CONTINUED)

                  Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Tier I capital to total adjusted assets, and tangible capital to total adjusted assets. Management believes, as of December 31, 2000, the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2000, the most recent notification from the Office of Thrift Supervision categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well or adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                  The Company and Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                           TO BE WELL
                                                                                  FOR CAPITAL           CAPITALIZED UNDER
                                                                                   ADEQUACY             PROMPT CORRECTIVE
                                                          ACTUAL                   PURPOSES             ACTION PROVISIONS
                                                 -------------------------  ------------------------  ----------------------
                                                   AMOUNT        RATIO        AMOUNT       RATIO        AMOUNT      RATIO
                                                 -----------  ------------  ------------ -----------  -----------  ---------
     AS OF DECEMBER 31, 2000:                                              (DOLLARS IN THOUSANDS)
                                                 ---------------------------------------------------------------------------
     TOTAL CAPITAL TO RISK WEIGHTED ASSETS
        CONSOLIDATED                             $    5,922         8.21%   $     5,768       8.00%   $      N/A        N/A
        BANK                                     $    6,040         8.56%   $     5,644       8.00%   $    7,055     10.00%
     TIER I CAPITAL TO RISK WEIGHTED ASSETS
        CONSOLIDATED                             $    4,044         5.61%   $     2,884       4.00%   $      N/A        N/A
        BANK                                     $    5,158         7.31%   $     2,822       4.00%   $    4,233      6.00%
     TIER I CAPITAL TO TOTAL ADJUSTED ASSETS
        CONSOLIDATED                             $    4,044         5.24%   $     3,090       4.00%   $      N/A        N/A
        BANK                                     $    5,158         6.93%   $     2,980       4.00%   $    3,725      5.00%
     TANGIBLE CAPITAL
        BANK                                     $    5,158         6.93%   $     1,118       1.50%   $      N/A        N/A


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.          REGULATORY MATTERS (CONTINUED)

                                                                                                           TO BE WELL
                                                                                  FOR CAPITAL           CAPITALIZED UNDER
                                                                                   ADEQUACY             PROMPT CORRECTIVE
                                                          ACTUAL                   PURPOSES             ACTION PROVISIONS
                                                 -------------------------  ------------------------  ----------------------
                                                   AMOUNT        RATIO        AMOUNT       RATIO        AMOUNT      RATIO
                                                 -----------  ------------  ------------ -----------  -----------  ---------
     AS OF DECEMBER 31, 1999:                                              (DOLLARS IN THOUSANDS)
                                                 ---------------------------------------------------------------------------

 Total Capital to Risk Weighted Assets
       Consolidated                              $   10,567        21.40%   $     3,949       8.00%   $      N/A        N/A
        Bank                                     $    7,573        15.70%   $     3,863       8.00%   $    4,829     10.00%
     Tier 1 Capital to Risk Weighted Assets
        Consolidated                             $    9,943        20.10%   $     1,974       4.00%   $      N/A        N/A
        Bank                                     $    6,969        14.40%   $     1,931       4.00%   $    2,897      6.00%
     Tier 1 Capital to Total Adjusted Assets
        Consolidated                             $    9,943        22.90%   $     1,734       4.00%   $      N/A        N/A
        Bank                                     $    6,969        17.30%   $     1,609       4.00%   $    2,012      5.00%
     Tangible Capital
        Bank                                     $    6,969        17.30%   $       603       1.50%   $      N/A        N/A

                  A reconciliation of the Company's and the Bank's capital as determined under generally accepted accounting principles ("GAAP") to regulatory capital at December 31, 2000 is as follows:

                                                                                                   TOTAL           TIER 1
                                                                                                ------------     ------------
                                                                                                   (DOLLARS IN THOUSANDS)
                                                                                                -----------------------------
                      Consolidated GAAP capital                                                 $     5,020      $    5,020
                      Unallowable preferred stock and capital surplus                                   -              (976)
                      Allowable allowance for loan losses                                               902              -
                                                                                                ------------     ------------
                      Regulatory capital                                                        $     5,922      $    4,044
                                                                                                ============     ============



                                                                                TOTAL            TIER 1           TANGIBLE
                                                                             -------------    --------------    --------------
                                                                                          (DOLLARS IN THOUSANDS)
                                                                             -------------------------------------------------
                   Bank GAAP capital                                         $      5,158     $       5,158     $       5,158
                   Allowable allowance for loan losses                                882                 -                 -
                                                                             -------------    --------------    --------------
                   Regulatory capital                                        $      6,040     $       5,158     $       5,158
                                                                             =============    ==============    ==============



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.          FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

                  CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN BANKS, AND FEDERAL FUNDS SOLD:

                     The carrying amounts of cash, due from banks, interest-bearing deposits in banks, and federal funds sold approximate fair values.

                  SECURITIES:

                     Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair value.

                  LOANS:

                     For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values.

                  DEPOSITS:

                     The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                  OTHER BORROWINGS:

                     For variable-rate borrowings that reprice frequently, the carrying amount approximates fair value. For fixed rate borrowings, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for similar terms to borrowers of similar credit quality.

                  FEDERAL FUNDS PURCHASED:

                     The carrying amount of federal funds purchased approximates fair value.

                  ACCRUED INTEREST:

                     The carrying amounts of accrued interest approximate their fair values.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.           FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

                   OFF-BALANCE SHEET INSTRUMENTS:

                     Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

                     The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                          DECEMBER 31, 2000                      DECEMBER 31, 1999
                                                 -------------------------------------  -------------------------------------
                                                     CARRYING              FAIR             CARRYING              FAIR
                                                      AMOUNT              VALUE              AMOUNT              VALUE
                                                 -----------------   -----------------  ------------------  -----------------
            Financial assets:
                Cash, due from banks, interest-
                   bearing deposits in banks,
                   and federal funds sold        $      5,504,756    $      5,504,756   $         772,899   $        772,899
                 Securities available-for-sale            125,600             125,600           1,207,700          1,207,700
                 Loans                                 68,123,423          70,664,972          47,867,286         47,519,520
                 Accrued interest receivable              517,040             517,040             185,572            185,572

             Financial liabilities:
                Deposits                               68,624,164          69,341,054          41,611,122         41,788,953
                 Other borrowings                       2,686,880           2,686,880                 -                  -
                Federal funds purchased                       -                   -               240,000            240,000
                 Accrued interest payable                 248,463             248,463              86,422             86,422


NOTE 18. SUPPLEMENTAL FINANCIAL DATA

                  Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                        -------------------------------------
                                                                                               2000                1999
                                                                                        -----------------   -----------------

                     Professional and outside services:
                        Advertising                                                    $       1,190,856    $        398,325
                         Legal                                                                 1,255,077             327,770
                         Public relations                                                        174,809             240,227
                         Other professional                                                    1,068,252             219,768
                      Other expense:
                         Supplies and printed forms                                              104,511              62,186
                         Telecommunications                                                      208,277             155,467
                         Insurance                                                                15,730              60,560
                         OTS penalty assessment (1)                                                  -               100,000
                         Operating charge-offs                                                   154,153              57,911

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.          SUPPLEMENTAL FINANCIAL DATA (CONTINUED)

                 (1) The Office of Thrift Supervision assessed a $100,000 civil money penalty against the Company because it concluded that the Company began to offer Internet services prior to obtaining its approval. While neither admitting nor denying the Office of Thrift Supervision's assertions, in September 1999, the Company consented to and paid this penalty.

NOTE 19.          PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets, statements of operations, and cash flows of ebank.com, Inc. as of and for the years ended December 31, 2000 and 1999:

                                                             CONDENSED BALANCE SHEETS

                                                                                              2000                 1999
                                                                                       -----------------    -----------------

                      ASSETS
                         Cash                                                          $            564     $        44,451
                         Federal funds sold                                                   1,530,000             620,000
                         Interest-bearing deposit with bank subsidiary                              -             1,015,000
                         Investment in bank subsidiary                                        5,158,127           6,969,337
                         Investment in nonbank subsidiary                                           -              (300,512)
                         Securities available-for-sale                                           60,000             150,000
                         Loans, net of allowance for loan losses of $20,000 in 1999                 -               223,012
                         Premises and equipment, net                                          1,155,206             596,440
                         Other assets                                                             8,309             778,228
                                                                                       -----------------    -----------------
                                    TOTAL ASSETS                                       $      7,912,206     $    10,095,956
                                                                                       =================    =================


                      LIABILITIES

                         Other borrowings                                              $      2,500,000     $           -
                         Other liabilities                                                      391,766             154,313
                                                                                       -----------------    -----------------
                                    TOTAL LIABILITIES                                         2,891,766             154,313


                      STOCKHOLDERS' EQUITY                                                    5,020,440           9,941,643
                                                                                       -----------------    -----------------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $      7,912,206     $    10,095,956
                                                                                       =================    =================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.          PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                                                        CONDENSED STATEMENTS OF OPERATIONS

                                                                                              2000                 1999
                                                                                       -----------------    -----------------

                      INCOME, interest and other                                       $        59,450      $       192,193
                                                                                       -----------------    -----------------
                      EXPENSES
                         Interest                                                               89,375                  -
                         Salaries and benefits                                               1,275,211              494,892
                         Equipment and occupancy expenses                                      629,805              102,511
                         Professional and other outside services                             2,893,953            1,038,131
                         Other operating expenses                                              179,994              163,994
                                                                                       -----------------    -----------------
                                    TOTAL EXPENSES                                           5,068,338            1,799,528
                                                                                       -----------------    -----------------

                                          LOSS BEFORE EQUITY IN LOSS OF SUBSIDIARY          (5,008,888)          (1,607,335)


                      EQUITY IN LOSS OF SUBSIDIARY                                          (1,811,209)          (1,070,359)
                                                                                       -----------------    -----------------

                                    NET LOSS                                           $    (6,820,097)     $    (2,677,694)
                                                                                       =================    =================


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.          PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                        CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               2000                  1999
                                                                                       ------------------    -------------------

                   OPERATING ACTIVITIES
                      Net loss                                                        $     (6,820,097)     $      (2,677,694)
                       Adjustments to reconcile net loss to net cash and
                          cash equivalents used in operating activities:
                          Equity in loss of subsidiary                                        1,811,209               1,070,359
                          Depreciation and amortization                                         436,641                     -
                          Other operating activities                                            635,766               (608,774)
                                                                                       ------------------    -------------------

                                  NET CASH AND CASH EQUIVALENTS USED
                                     IN OPERATING ACTIVITIES                                 (3,936,481)            (2,216,109)
                                                                                       ------------------    -------------------

                    INVESTING ACTIVITIES
                          Net (increase) decrease in loans                                      223,012              (223,012)
                          Purchase of premises and equipment                                   (922,662)             (596,440)
                                                                                       ------------------    -------------------

                                     NET CASH AND CASH EQUIVALENTS USED IN
                                        INVESTING ACTIVITIES                                  (699,650)              (819,452)
                                                                                       ------------------    -------------------

                    FINANCING ACTIVITIES
                       Proceeds from other borrowings                                         2,500,000                    -
                       Net proceeds from sale of preferred stock                              1,987,244                    -
                                                                                       ------------------    -------------------

                                  NET CASH AND CASH EQUIVALENTS
                                     PROVIDED BY FINANCING ACTIVITIES                         4,487,244                    -
                                                                                       ------------------    -------------------

                    Net increase (decrease) in cash and cash equivalents                       (148,887)            (3,035,561)

                    Cash and cash equivalents at beginning of year                            1,679,451              4,715,012
                                                                                       ------------------    -------------------

                    Cash and cash equivalents at end of year                           $      1,530,564      $       1,679,451
                                                                                       ==================    ===================