Form 10QSB
period 2001-03-31
EBANK COM INC
filed 2001-05-15
CIK 1050725

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

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

                  2410 Paces Ferry Road, Atlanta, Georgia 30339
                    (Address of Principal Executive Offices)

                                 (770) 863-9229
                (Issuer's Telephone Number, Including Area Code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     1,469,250 shares of common stock, par value $.01 per share, were issued and outstanding as of May 7, 2001.

         Transitional Small Business Disclosure Format:    Yes          No   X
                                                               --           --
                                 ebank.com, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             March 31,        December 31,
                                                                                2001            2001
                                                                                ----            ----
                                                                            (Unaudited)         (Audited)

Cash and due from banks                                                 $       752,572       $      2,163,472
Interest bearing deposits in banks                                               25,108                 11,284
Federal funds sold                                                            6,019,000              3,330,000
Securities available for sale                                                   151,500                125,600
Loans, net of allowance for loan losses of $1,500,934 and                    69,323,714             68,123,423
$1,500,934, respectively
Premises and equipment, net                                                   1,965,820              2,141,767
Accrued interest receivable                                                     482,846                517,040
Other assets                                                                    185,213                826,384
                                                                        ---------------       ----------------
         Total assets                                                   $    78,905,773       $     77,238,970
                                                                        ===============       ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                $      70,677,231     $     68,624,164
Accrued interest payable                                                          231,042              248,463
Other borrowings                                                                1,668,825            2,686,880
Other liabilities                                                                 195,631              659,023
                                                                        -----------------     ----------------
         Total liabilities                                                     72,772,729           72,218,530
                                                                        -----------------     ----------------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 8% cumulative, convertible into one               13,598                9,118
share of common stock; 10,000,000 shares authorized; 1,359,760 and
911,760 issued and outstanding at March 31,2001 and December 31, 2000, respectively; $88,881 and $25,592 accumulated undeclared dividends at
March 31, 2001 and December 31, 2000, respectively.
Common stock, $.01 par value, 10,000,000 shares authorized, 1,469,250
shares issued and outstanding                                                      14,693               14,693
Capital surplus                                                                16,760,408           15,700,198
Accumulated deficit                                                           (10,565,655)         (10,613,569)
Accumulated other comprehensive loss                                              (90,000)             (90,000)
                                                                        ------------------    -----------------
           Total shareholders' equity                                           6,133,044            5,020,440
                                                                        -----------------     ----------------

          Total liabilities and shareholders' equity                    $      78,905,773     $     77,238,970
                                                                        =================     ================



The accompanying notes are an integral part of these consolidated financial statements
                                 ebank.com, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       For the three months ended
                                                                               March 31 ,
Interest income                                                         2001                   2000
                                                                        ----                   ----
         Loans, including fees.........................      $    1,754,540                 1,234,887
         Investment securities:
             U.S. Government agencies and
             corporations..............................                 ___                     2,503
         Other investments.............................               1,295                     1,217
         Federal funds sold............................              26,915                    34,032
                                                             --------------            --------------
         Total interest income.........................           1,782,750                 1,272,639
                                                             --------------            --------------
Interest expense
         Interest bearing demand and money market                   176,077                   179,967
         Savings.......................................                 514                       212
         Time deposits of $100,000 or more.............             203,687                   133,859
         Other time deposits...........................             610,848                   265,689
         Other borrowings..............................              34,787                     2,974
                                                             --------------            --------------
         Total interest expense........................           1,025,913                   582,701
                                                             --------------            --------------
Net interest income....................................             756,837                   689,938
Provision for possible loan losses.....................                  --                    58,000
                                                             --------------            --------------
Net inteInterest income after provision
         for possible loan losses......................             756,837                   631,938
                                                             --------------            --------------
Other income...........................................             149,868                    24,318
                                                             --------------            --------------
Other expense
         Salaries and other compensation...............             465,445                   630,668
         Employee benefits.............................             114,563                   202,957
         Net occupancy and equipment expense...........             314,862                   293,054
         Professional and other outside services.......            (116,291)                  996,304
         Other expense.................................              80,211                   118,000
                                                             --------------            --------------
               Total other expenses....................             858,790                 2,240,983
                                                             --------------            --------------
Income (loss) before income tax benefit................              47,915                (1,584,727)
Income tax ............................................                  --                        --
                                                             --------------            --------------
         Net income (loss).............................      $       47,915            $   (1,584,727)
                                                             ==============            ==============
Basic and diluted (loss) per common share..............      $        (.01)            $        (1.06)
                                                             ==============            ==============


The accompanying notes are an integral part of these consolidated financial statements.

                                 ebank.com, Inc.
             Consolidated Statements of Comprehensive Income (Loss)
                                   (Unaudited)

                                                                          For the three months ended
                                                                                   March 31,
                                                                                   ---------
                                                                            2001                      2000
                                                                            ----                      ----
Net income (loss)                                             $     47,915                      $ (1,584,727)
Other comprehensive loss:
       Unrealized loss on securities
          available for sale                                            --                               --
                                                              ------------                      ------------
Comprehensive income / (loss)                                   $   47,915                      $ (1,584,727)
                                                              ============                      =============


The accompanying notes are an integral part of these consolidated financial statements.

                                 ebank.com, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the three months ended
                                                                                              March 31,
                                                                                          2001                 2000
                                                                                          ----                 ----

Cash flows from operating activities:
         Net income (loss)                                                    $              47,915       $  (1,584,727)
         Adjustment to reconcile net income (loss)
                  to net cash used in operating activities:
         Net accretion of investment securities                                                 ---              (3,650)
         Depreciation expense                                                               167,142             112,134
         Provision for possible loan losses                                                     ---              58,000
             Gain on sale of other real estate owned                                       (120,764)                ---
         Decrease (increase) in other assets                                                 26,938            (856,773)
         Decrease (increase) in accrued interest receivable                                  34,194            (164,597)
         (Decrease) increase in accrued interest payable                                    (17,421)             16,516
         (Decrease) increase in other liabilities                                          (463,394)                884
                                                                              ---------------------   -----------------
                  Net cash used in operating activities                                    (325,390)         (2,422,213)
                                                                              ---------------------   -----------------
Cash flows from investing activities:
         Purchase of securities available for sale                                          (25,900)             (2,600)
         Maturities of securities available for sale                                            ---           1,000,000
         Loans originated, net of principal repayments                                   (1,200,291)         (2,512,568)
             Net proceeds from sale of other real estate owned                              734,998                 ---
             Refund of equipment cost                                                        22,500                 ---
         Purchases of furniture and equipment                                               (13,695)            (811,513)
                                                                              ---------------------  -------------------
                  Net cash used by investing activities                                    (482,388)          (2,326,681)
                                                                              ---------------------  -------------------
Cash flows from financing activities:
         Net proceeds from sale of preferred stock                                        1,064,690                  ---
         Principal repayments of other borrowings                                        (1,018,055)                 ---
         Net increase in deposits                                                         2,053,067            7,385,728
                                                                              --------------------- -------------------
                  Net cash provided by financing activities                               2,099,702            7,385,728
                                                                              ---------------------  -------------------
Net increase in cash and cash equivalents                                                 1,291,924            2,636,834

Cash and cash equivalents:
         Beginning of period                                                              5,504,756              772,899
                                                                              ---------------------  -------------------
         End of period                                                        $           6,796,680  $         3,409,733
                                                                              =====================  ===================



The accompanying notes are an integral part of these consolidated financial statements.

                                 ebank.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

         ebank.com, Inc. (formerly known as Southeastern Commerce Holding Company) provides a full range of banking and bank-related services to individual and corporate customers through its bank subsidiary, located in north Atlanta, Georgia. Shortly after the opening of the bank subsidiary, plans were developed to offer Internet banking services, and regulatory approval for such services was obtained in December 1998. Effective April 20, 1999, the corporate name was changed to "ebank.com, Inc." and the Internet domain name "ebank.com" was acquired. Internet banking services began on June 30, 1999. ebank.com, Inc. and its subsidiary are subject to intense competition for all banking services, including Internet banking, from other financial institutions and nonbank financial service companies.

         ebank.com, Inc. was incorporated under the laws of the State of Georgia on August 22, 1997 to operate as a unitary thrift holding company under the supervision of the Office of Thrift Supervision. ebank began as a general banking business on August 17, 1998, as a wholly owned subsidiary of the company. The consolidated financial statements include the accounts of the company and its wholly owned subsidiary, the bank, collectively known as the "company." All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 -LOSSES PER COMMON SHARE

                  Presented below is a summary of the components used to calculate basic and diluted losses per common share.

                                                                                          For the three months ended
                                                                                               March 31,
                                                                                         ------------------------------------
                                                                                              2001                2000
                                                                                         ----------------   -----------------

                  Basic Losses Per Common Share:
                     Weighted average common shares outstanding                                 1,469,250           1,497,635
                                                                                        =================  ==================

                     Net income (loss)                                                  $          47,915    $     (1,584,727)
                     Undeclared preferred stock dividends                                         (63,289)                  -
                                                                                        -----------------  ------------------

                     Net loss attributable to common stockholders                       $         (15,374)   $     (1,584,727)
                                                                                        =================  ==================

                     Basic losses per common share                                      $            (.01)   $          (1.06)
                                                                                        =================  ==================

                  Diluted Losses Per Common Share:
                     Weighted average common shares outstanding                                 1,469,250           1,497,635
                     Net effect of the assumed exercise of stock
                        options and warrants based on the treasury stock method
                        using average market prices for the year                                        -                   -
                     Net effect of convertible preferred stock                                          -                   -
                                                                                        -----------------  ------------------
                     Total weighted average common shares and
                        common stock equivalents outstanding                                    1,469,250           1,497,635
                                                                                        =================  ==================

                     Net loss attributable to common stockholders                       $         (15,374)   $     (1,584,727)
                                                                                        =================  ==================

                     Diluted losses per common share                                    $            (.01)   $          (1.06)
                                                                                        =================  ==================


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 2000. Under SFAS 133, a company recognizes all derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value is reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement also determines the accounting for the changes in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 did not have a significant impact on the consolidated financial condition or our results of operations.

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss is as follows:
Unrealized
                                                             Gains (Losses)
                                                             On Securities
                                                             -------------

                   Beginning balance - December 31, 2000   $  (90,000)
                   Current - period change                         --
                                                           ------------
                   Ending balance -  March 31, 2001        $  ( 90,000)
                                                           ============

NOTE 5 - OTHER BORROWING

         The company established a $2,500,000 credit line in July 2000. Interest on the note is payable quarterly at prime minus .50% (7.50% at March 31, 2001). The note, due July 31, 2001, is collateralized by common stock of the bank, and guaranteed by the Company's organizing directors. The principal balance on the note at March 31, 2001 was $1,500,000.

NOTE 6 - CAPITALIZED LEASE OBLIGATION

         The Company capitalized a lease obligation during the quarter ended September 30, 2000. The terms of the lease require payments of $7,390 for a term of 36 months. The Company recognized a capital lease asset and related obligation under the capital lease in the amount of $221,981. The remaining obligation was $168,825 as of March 31, 2001.

NOTE 7 - PREFERRED STOCK

         In the third and fourth quarters of 2000 and the first quarter of 2001, the Company offered, through a private placement memorandum, to sell up to 500,000 "capital units" at a price of $10 per unit. Each capital unit consists of four shares of 8% cumulative preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. Each share of preferred stock is convertible into one share of common stock. The preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion of the preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company's election, dividends on the preferred stock may be paid in cash or in additional shares of common stock. Currently, the Company can pay no cash dividends. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company's common stock has equaled or exceeded $5.00 per share for twenty consecutive trading days.

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



     A summary of the preferred stock issued as of March 31, 2001 follows:

Capital units sold                                                                                 339,940
                                                                                          ================

Gross proceeds from offering                                                               $     3,399,400

Offering costs including underwriter commission                                                   (347,466)
                                                                                           ---------------

Net proceeds received from offering                                                        $     3,051,934
                                                                                           ===============

Preferred shares issued                                                                          1,359,760
                                                                                           ===============

Accumulated undeclared dividends                                                           $        88,881
                                                                                           ===============

Common stock available for purchase under warrants issued to preferred shareholders                679,880

Common stock available for purchase under warrants issued to underwriter                           200,000
                                                                                           ---------------

Total common stock available for purchase under warrants                                           879,880
                                                                                           ===============

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

Financial Condition

         Total consolidated assets increased by $1,666,803, or 2.2%, to $78,905,773 during the three month period ended March 31, 2001. The increase was generated primarily through a net increase in deposits of $2,053,067, or 3.0%.

         At March 31, 2001, our assets consisted primarily of federal funds sold of $6,019,000, net loans of $69,323,714, and property at cost less accumulated depreciation of $1,965,820. Our liabilities at March 31, 2001 totaled $72,772,729, consisting of deposits of $70,677,231, accrued expenses and other liabilities of $426,673, and other borrowings of $1,668,825. Our shareholders' equity totaled $6,133,044 at March 31, 2001.

Results of Operations

         From the bank's opening date on August 17, 1998 through March 31, 2001, the bank had attracted approximately $71 million in deposits and net loans of $69 million. Net interest income, before provision for loan losses, for the three-month period ending March 31, 2001 totaled $756,837, compared to net interest income, before provision for loan losses, of $689,938 for the three-month period ending March 31, 2000. This increase in net interest income in the first quarter of 2001 over the first quarter of 2000 was primarily due to an increase in average loans outstanding.

         Our provision for loan losses for the three months ended March 31, 2001 and 2000 was $0 and $58,000, respectively. Other income earned for the three months ended March 31, 2001 and 2000 was $149,868 and $24,318, respectively. Included in other income for 2001 was a gain of $120,764 recognized on the sale of other real estate owned.

         On an annualized basis, exclusive of the gain on sale of other real estate owned, other income represents less than 0.15% of total assets. This figure is relatively low because in order to attract new banking relationships, the bank's fee structure and charges are low when compared to other banks.

         Operating expenses for the three-month period ending March 31, 2001 totaled $858,790, including salaries and other compensation of $465,445, employee benefits expenses of $114,563, occupancy and equipment expenses of $314,862, professional and other outside services of $155,954 less favorable resolutions to vendor fee disputes totaling $272,245, and other expenses of $80,211. On an annualized basis, other expenses represent 4.35% of total assets. Operating expenses for the three-month period ending March 31, 2000 totaled $2,240,983. Therefore, operating expenses decreased by $1,382,193 for the three-month period ending March 31, 2001 as compared to the same period in 2000.

         We had a net income of $47,915 for the three-month period ended March 31, 2001, compared to a net loss of $1,584,727 for the three-month period ended March 31, 2000. After taking into account $63,289 in undeclared dividends on preferred stock, we had a net loss of $(.01) per common share for the three-month period ended March 31, 2001, compared to a net loss of $(1.06) per common share for the three-month period ended March 31, 2000.

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

         We attempt to maintain the allowance at a level that will be adequate to provide for potential losses in our loan portfolio. To maintain the allowance at an adequate level, we periodically make additions to the allowance by charging an expense to the provision for loan losses on our statement of operations. We evaluate the allowance for loan losses on an overall portfolio basis, as well as allocating the allowance to loan categories. We consider a number of factors in determining the level of this allowance, including our total amount of outstanding loans, our amount of past due loans, our historic loan loss experience, general economic conditions, and our assessment of potential losses. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

         As of March 31, 2001, and December 31, 2000, the allowance was $1,500,934. The allowance for loan losses, as a percentage of total gross loans, was 2.12% as of March 31, 2001, compared to 2.16% as of December 31, 2000. We did not have any past due loans greater than 60 days as of March 31, 2001. There were no loans charged-off for the three-month period ending March 31, 2001.

Average Balances, Income and Expense, and Rates

         Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2001:

            Interest                                    Interest
        Earning Assets/            Average              Income/           Yield/
      Bearing Liabilities          Balance               Cost              Cost
      --------------------         -------              --------          ------

Federal funds sold            $     2,312,431     $        26,915        4.66%
Investment securities                  66,454               1,295        7.79%
Loans                              71,828,440           1,754,540        9.77%
                              ---------------     ---------------      -------

     Total                    $    74,207,325     $     1,782,750        9.61%
                              ===============     ===============      =======

Deposits                           70,595,562             991,126        5.62%
Other borrowings                    1,504,529              34,787        9.25%
                              ---------------     ---------------      -------


     Total                    $    72,100,091     $     1,025,913        5.69%
                              ===============     ===============      =======

Net interest income/spread                        $       756,837        3.92%
                                                  ===============      =======

Net interest margin                                                      4.08%
                                                                       =======



         The net interest margin for the first quarter of 2001 has decreased to 4.08% as compared to 5.39% for the first quarter of 2000 and 4.46% for the entire year of 2000. This decrease is due to decreases in the prime rate. As the prime rate has decreased, the rates earned on our variable rate loans has decreased as well. We are not able to reprice our interest bearing liabilities as quickly as these loan rates have decreased. As deposits mature and are repriced, we expect our net interest margin to increase.


  Liquidity and Sources of Capital

         Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2001 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $6.8 million, or 8.6% of total assets. Additionally, our ability to maintain and expand our deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 2001, total deposits increased from $68.6 million to $70.7 million, representing an increase of 3.0%. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand.

         The company and the bank maintain adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the OTS, the bank's primary regulator.

                                                 Bank     Company     Minimum
                                               Capital    Capital   Regulatory
           Capital ratios at March 31, 2001     Ratio     Ratio    Requirement
                                                -----     -----    -----------
           Tier 1 capital                           8.9%     5.6        4.0%
           Tier 2 capital                           1.3%     4.1%
                                               ---------  -------    -------
             Total risk-based capital ratio        10.2%     9.7%       8.0%
                                               =========  =======    =======

           Leverage ratio                           8.3%     5.2%       4.0%
                                               =========  =======    =======


         The OTS has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         We believe that, as of March 31, 2001, we meet all capital requirements to which we are subject.

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

         The table below shows the interest rate sensitivity of our assets and liabilities as of March 31, 2001:

                                                         After three
                                            Within        but within         After one
                                            Three           twelve          But within    After five
                                            Months          months          five years      Years           Total

                                                                    (Dollars in Thousands)

 Interest-earning assets:
   Federal funds sold                    $    6,019      $       --         $        --   $       --    $     6,019
   Interest earning deposits                     25              --                  --           --             25
   Other securities                              92              --                  --           --             92
    Loans                                    43,978           2,466              17,687        6,694         70,825
                                         ----------      ==========         ===========   ==========    -----------
 Total earning assets                    $   50,114      $    2,466         $    17,687   $    6,694    $    76,961
                                         ==========      ==========         ===========   ==========    ===========

 Interest-bearing liabilities:
   Money market, savings and NOW         $   15,369      $       --         $        --   $       --    $    15,369
   Time deposits                             13,409          33,727               3,478           --         50,614
   Other borrowings                              19           1,558                  92           --          1,669
                                         ----------      ----------         -----------   ----------    -----------
 Total interest-bearing liabilities      $   28,797      $   35,285         $     3,570   $       --    $    67,652
                                         ==========      ==========         ===========   ===========   ===========

 Interest-sensitivity gap                $   21,317      $  (32,819)        $    14,117   $     6,694   $        --
                                         ==========      ==========         ===========   ===========   ===========
 Cumulative interest-sensitivity gap     $   21,317      $  (11,502)        $     2,615   $     9,309   $     9,309
                                         ==========      ==========         ===========   ===========   ===========



 Ratio of interest-sensitivity gap to
   total earning assets                       27.70%         (42.64)%           18.34%          8.70%

 Ratio of cumulative
   interest-sensitivity gap to total
   earning assets                             27.70%         (14.95)%            3.40%         12.10%


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

Loan Portfolio

         Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were approximately $72,035,680 for the three-month period ended March 31, 2001. Total gross loans outstanding at March 31, 2001 were $71,021,523.

         The following table summarizes the composition of the loan portfolio at March 31, 2001:

                                                                     Percent
                                            Amount                   of total
                                        ----------------            -----------

 Commercial                             $    13,101,244                 18.45%
 Real estate - individual                    10,173,080                 14.32%
 Real estate - commercial                    44,853,206                 63.16%
 Installment loans to individuals             2,893,993                  4.07%
                                        ----------------            -----------
 Total loans                                 71,021,523                100.00%
                                                                    ===========
 Less:   Net deferred loan fees                (196,875)
         Allowance for loan loss             (1,500,934)
                                        ----------------
 Total net loans                            $69,323,714
                                        ================

         The principal components of our loan portfolio at March 31, 2001 were mortgage loans and commercial loans, which represented 95.93% of the portfolio. Due to the relative short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Regulatory Matters

         From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

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

Item 2.  Changes in Securities and Use of Proceeds.

         From October 4, 2000 through May 1, 2001, we issued 341,840 units of securities in a private offering. Each unit consisted of four shares of 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. Each share of preferred stock issued in this offering is convertible into one share of common stock. The preferred stock is convertible at any time at the option of the holder. In addition, we may require conversion of the preferred stock when the closing price of our common stock equals or exceeds $10.00 per share for 15 consecutive trading days. We may elect to pay dividends on the preferred stock either in cash or in additional shares of our common stock. The warrants will terminate on the earlier of five years or 30 days after we notify the holder that the closing price of our common stock has equaled or exceeded $5.00 per share for 20 consecutive days.

         Attkisson, Carter & Akers, a broker dealer registered with the National Association of Securities Dealers, Inc., served as placement agent for the private offering. We raised gross proceeds of $3,418,400 and paid approximately $347,000 in commissions to the placement agent and other stock offering costs.

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

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

10.1 Second Amendment to Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated January 16, 2001 (Incorporated by reference to Exhibit 10.11 of the Company's report on Form 10-KSB filed on April 2, 2001).

10.2     Employment Agreement between Wayne W. Byers and ebank dated December 1,
         2000.

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ebank.com, Inc.


Date:  May 14, 2001                By:  /s/ James L. Box
    ----------------------            --------------------------------------
                                        James L. Box
                                        President and Chief Executive Officer



                                   By:  /s/ Richard D. Jackson
                                      --------------------------------------
                                        Richard D. Jackson
                                        Chairman of the Board