Form 10QSB
period 2001-06-30
EBANK COM INC
filed 2001-08-13
CIK 1050725

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X _______ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

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


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --  --

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,469,250 shares of common stock, par value $.01 per share, were issued and outstanding as of July 31, 2001.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       --   --
                                 ebank.com, Inc.
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                              June 30,           December 31,
                                                                                2001                2000
                                                                                ----                ----
                                                                            (Unaudited)           (Audited)

Cash and due from banks                                                 $     1,358,353              $ 2,163,472
Interest bearing deposits in banks                                               26,596                   11,284
Federal funds sold                                                            5,493,000                3,330,000
Securities available for sale                                                 1,151,500                  125,600
Loans, net of allowance for loan losses of $1,414,615, and
$1,500,934,  respectively                                                    75,298,461               68,123,423
Premises and equipment, net                                                   1,785,060                2,141,767
Accrued interest receivable                                                     449,385                  517,040
Other assets                                                                    138,166                  826,384
                                                                        ---------------             ------------
         Total assets                                                   $    85,700,521             $ 77,238,970
                                                                        ===============             ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                $    77,097,169              $ 68,624,164
Accrued interest payable                                                        184,185                   248,463
Other borrowings                                                                150,269                 2,686,880
Other liabilities                                                               104,753                   659,023
                                                                        ---------------              ------------
         Total liabilities                                                   77,536,376                72,218,530
                                                                        ---------------              ------------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 8% cumulative, convertible into one             23,900                     9,118
share of common stock; 10,000,000 shares authorized; 2,390,000 and
911,760 issued and outstanding at June 30,2001 and December 31, 2000, respectively; $168,959 and $25,592 accumulated undeclared dividends at
June 30, 2001 and December 31, 2000, respectively.
Common stock, $.01 par value, 10,000,000 shares authorized 1,469,250             14,693                    14,693
shares issued and outstanding
Capital surplus                                                              19,060,376                15,700,198
Accumulated deficit                                                         (10,844,824)              (10,613,569)
Accumulated other comprehensive (loss)                                          (90,000)                  (90,000)
                                                                        ---------------              ------------
           Total shareholders' equity                                         8,164,145                 5,020,440
                                                                        ---------------              ------------

          Total liabilities and shareholders' equity                    $    85,700,521              $ 77,238,970
                                                                        ===============              ============

The accompanying notes are an integral part of these consolidated financial statements
                                 ebank.com, Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                               For the three months ended           For the six months ended
                                                               ---------------------------          ------------------------
                                                                        June 30,                             June 30,
                                                                        --------                             --------
                                                                 2001               2000              2001              2000
                                                                 ----               ----              ----              ----
Interest income
         Loans, including fees.........................   $    1,708,985     $    1,316,261    $    3,463,525     $    2,551,072
         Investment securities:
             U.S. Government agencies and
             Corporations..............................            7,605                  0             7,605              2,503
         Other investments.............................            1,438              1,281             2,733              2,498
         Federal funds sold............................           49,492             42,987            76,407             77,020
                                                          --------------     --------------    --------------     --------------
         Total interest income.........................        1,767,520          1,360,529         3,550,270          2,633,093
                                                          --------------     --------------    --------------     --------------
Interest expense
         Interest bearing demand and money market                203,328            176,558           379,405            356,526
         Savings.......................................              851                272             1,365                408
         Time deposits of $100,000 or more.............          223,205            151,756           426,892            284,524
         Other time deposits...........................          624,153            369,100         1,235,001            635,956
         Other borrowings..............................           24,746                574            59,533              3,548
                                                          --------------     --------------    --------------     --------------
         Total interest expense........................        1,076,283            698,260         2,102,196          1,280,962
                                                          --------------     --------------    --------------     --------------
Net interest income....................................          691,237            662,269         1,448,074          1,352,131
Provision for possible loan losses.....................                0             56,000                 0            114,000
                                                          --------------     --------------    --------------     --------------
Net interest income after provision
         for possible loan losses......................          691,237            606,269         1,448,074          1,238,131
                                                          --------------     --------------    --------------     --------------
Other income                                                      35,500             24,597           185,368             48,206
                                                          --------------     --------------    --------------     --------------
Other expense
         Salaries and other compensation...............          424,223            809,440           889,668          1,436,585
         Employee benefits.............................           64,028            214,670           178,591            412,172
         Net occupancy and equipment expense...........          354,795            324,032           669,657            607,286
         Professional and other outside services.......          127,226          1,977,926            10,935          2,961,900
         Other expense.................................           35,635            149,550           115,846            263,706
                                                          --------------     --------------    --------------     --------------
         Total other expenses..........................        1,005,907          3,475,618         1,864,697          5,681,649
                                                          --------------     --------------    --------------     --------------
Loss before income tax benefit.........................         (279,170)        (2,844,752)         (231,255)        (4,395,312)
Income tax benefit.....................................               --                 --                --                 --
                                                          --------------     --------------    --------------     --------------
         Net loss......................................   $     (279,170)    $   (2,844,752)   $     (231,255)    $   (4,395,312)
                                                          ===============    ===============   ===============    ===============
Basic and diluted loss per common share................   $         (.24)    $        (1.74)   $         (.26)    $        (2.81)
                                                          ==============     ===============   ===============    ===============


The accompanying notes are an integral part of these consolidated financial statements.

                                 ebank.com, Inc.


                  Consolidated Statements of Comprehensive Loss
                                   (Unaudited)

                                                    For the three months ended          For the six months ended
                                                    ---------------------------         ------------------------
                                                             June 30,                           June 30,
                                                             --------                           --------
                                                      2001              2000             2001              2000
                                                      ----              ----             ----              ----

Net loss                                           $(279,170)     $(2,844,752)     $   (231,255)    $ (4,395,312)
Other comprehensive loss:
       Unrealized loss on securities
             available for sale                            0                0                 0                0
                                                  -----------      ----------     -------------     ------------
Comprehensive loss                                 $(279,170)     $(2,844,752)     $   (231,255)    $ (4,395,312)
                                                  ===========      ==========     =============     ============



The accompanying notes are an integral part of these consolidated financial statements.
                                       4
                                 ebank.com, Inc.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                          For the six months ended
                                                                                                  June 30,
                                                                                             2001             2000
                                                                                             ----             ----

Cash Flows from operating activities:
         Net loss                                                                      $       (231,255)  $  (4,395,312)
         Adjustment to reconcile net loss to net cash used
         by operating activities:
         Net accretion of investment securities                                                       -          (3,601)
         Depreciation and amortization of premises and equipment                                366,053         286,610
         Provision for possible loan losses                                                           -         114,000
             Gain on sale of other assets                                                      (120,764)              -
         Decrease in other assets                                                                73,984         263,152
         Decrease (increase) in accrued interest receivable                                      67,655        (287,403)
         (Decrease) increase in accrued interest payable                                        (64,278)         44,417
         (Decrease) increase in other liabilities                                              (554,270)        406,211
                                                                                        ---------------  --------------
                  Net cash used by operating activities                                        (462,875)     (3,571,926)
                                                                                        ---------------  --------------
Cash flows from investing activities:
         Purchase of investment securities available for sale                               ( 1,025,900)         (2,600)
         Maturities of investment securities available for sale                                       -       1,000,000
         Loans originated, net of principal repayments                                       (7,175,039)     (6,467,144)
             Net proceeds from the sale of other real estate owned                              734,998               -
             Refund of equipment cost                                                            22,500               -
         Purchases of premises and equipment                                                    (31,845)     (1,034,897)
                                                                                        ---------------  --------------
                  Net cash used by investing activities                                      (7,475,286)     (6,504,641)
                                                                                        ---------------  --------------
Cash flows from financing activities:
             Net proceeds from the sale of preferred stock                                    3,374,960               -
             Principal repayments of other borrowings                                        (2,536,611)              -
         Net increase in deposits                                                             8,473,005      20,695,457
                                                                                        ---------------  --------------
                  Net cash provided by financing activities                                   9,311,354      20,695,457
                                                                                        ---------------  --------------
Net increase in cash and cash equivalents                                                     1,373,193      10,618,890
Cash and Cash Equivalents:
         Beginning of period                                                                  5,504,756         772,899
                                                                                        ---------------  --------------
         End of period                                                                  $     6,877,949  $   11,391,789
                                                                                        ===============  ==============



The accompanying notes are an integral part of these consolidated financial statements.

                                 ebank.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

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

NOTE 2 -LOSSES PER COMMON SHARE

         Presented below is a summary of the components used to calculate basic and diluted losses per common share for the three months ended June 30, 2001 and 2000.

                                                                       For the three months ended June 30,
                                                                       ------------------------------------
                                                                            2001                2000
                                                                       ----------------   -----------------

Basic Losses Per Common Share:
   Weighted average common shares outstanding                                 1,469,250           1,630,688
                                                                      =================  ==================

   Net loss                                                                   (279,170)          (2,844,752)
   Undeclared preferred stock dividends                               $        (80,078)                  -
                                                                      -----------------  ------------------
   Net loss attributable to common stockholders                       $       (359,248)   $      (2,844,752)
                                                                      =================  ==================


   Basic losses per common share                                      $           (.24)   $          (1.74)
                                                                      =================  ==================

Diluted Losses Per Common Share:
   Weighted average common shares outstanding                                1,469,250           1,630,688
   Net effect of the assumed exercise of stock
      options and warrants based on the treasury stock
      method using average market prices for the year                                -                   -
   Net effect of convertible preferred stock                                         -                   -
                                                                      ----------------   -----------------
   Total weighted average common shares and
      common stock equivalents outstanding                                    1,469,250           1,630,688
                                                                      =================  ==================


   Net loss attributable to common stockholders                       $        (359,248) $       (2,844,752)
                                                                      =================  ==================

   Diluted losses per common share                                    $           (.24)  $           (1.74)
                                                                      =================  ==================


         Presented below is a summary of the components used to calculate basic and diluted losses per common share for the six months ended June 30, 2001 and 2000.

                                                                        For the six months ended June 30,
                                                                       ------------------------------------
                                                                            2001                2000
                                                                       ----------------   -----------------
Basic Losses Per Common Share:
   Weighted average common shares outstanding                                 1,469,250          1,564,161
                                                                      =================  ==================

   Net loss                                                           $        (231,255) $      (4,395,312)
   Undeclared preferred stock dividends                                        (143,367)                 -
                                                                      -----------------  ------------------
   Net loss attributable to common stockholders                       $       (374,622)  $      (4,395,312)
                                                                      =================  ==================


   Basic losses per common share                                      $            (.26) $            (2.81)
                                                                      =================  ==================

Diluted Losses Per Common Share:
   Weighted average common shares outstanding                                 1,469,250           1,564,161
   Net effect of the assumed exercise of stock
      options and warrants based on the treasury stock
      method using average market prices for the year                                 -                   -
   Net effect of convertible preferred stock                                          -                   -
                                                                      -----------------  ------------------
   Total weighted average common shares and
      common stock equivalents outstanding                                    1,469,250           1,564,161
                                                                      =================  ==================

   Net loss attributable to common stockholders                       $        (374,622) $       (4,395,312)
                                                                      =================  ==================

   Diluted losses per common share                                    $            (.26) $            (2.81)
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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss is as follows:
                                                                 Unrealized
                                                                 Gains (Losses)
                                                                 On Securities
                                                                -------------
                 Beginning balance - December 31, 2000          $   (90,000)
                 Current - period change                                 --
                                                                    -------
                 Ending balance -  June 30, 2001                $  ( 90,000)
                                                                ============

NOTE 5 - OTHER BORROWING

         The Company established a $2,500,000 credit line in July 2000. The note was repaid in full on June 21, 2001. Interest on the note was payable quarterly at prime minus .50%. The note, which was due on July 31, 2001, was collateralized by common stock of the bank, and guaranteed by the Company's organizing directors.

NOTE 6 - CAPITALIZED LEASE OBLIGATION

         The Company capitalized a lease obligation during the quarter ended September 30, 2000. The terms of the lease require payments of $7,390 for a term of 36 months. The Company recognized a capital lease asset and related obligation under the capital lease in the amount of $221,981. The remaining obligation was $150,269 as of June 30, 2001.

NOTE 7 - PREFERRED STOCK

         In the third and fourth quarters of 2000 and the first and second quarters of 2001, the Company offered, through a private placement memorandum, to sell up to 500,000 "capital units" at a price of $10.00 per unit. Each capital unit consists of four shares of 8% cumulative preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. Each share of preferred stock is convertible into one share of common stock. The preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion of the preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company's election, dividends on the preferred stock may be paid in cash or in additional shares of common stock. Currently, the Company can pay no cash dividends. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company's common stock has equaled or exceeded $5.00 per share for twenty consecutive trading days.

         In June 2001, the Company offered, through a private placement memorandum, to sell up to 100,000 "capital units" at a price of $10.00 per unit. Each capital unit consists of four shares of 8% cumulative preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of preferred stock is convertible into one share of common stock. The preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion of the preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company's election, dividends on the preferred stock may be paid in cash or in additional shares of common stock. Currently, the Company can pay no cash dividends. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company's common stock has equaled or exceeded $5.50 per share for twenty consecutive trading days.

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

        A summary of the preferred stock issued as of June 30, 2001 follows:

Capital units sold                                                                  597,500
                                                                            ===============

Gross proceeds from offering                                                $     5,975,000

Offering costs including underwriter commission                                   (612,796)
                                                                            ---------------

Net proceeds received from offering                                         $     5,362,204
                                                                            ===============

Preferred shares issued                                                           2,390,000
                                                                            ===============

Accumulated undeclared dividends                                            $       168,959
                                                                            ===============
Common stock available for purchase under warrants issued to preferred
 shareholders                                                                     1,195,000

Common stock available for purchase under warrants issued to underwriter            200,000
                                                                            ---------------

Total common stock available for purchase under warrants                          1,395,000
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

Financial Condition

         Total consolidated assets increased by $8,461,551 or 11.0% to $85,700,521 during the six-month period ended June 30, 2001. The increase was generated primarily through a net increase in deposits of $8,473,005 or 12.3%.

         At June 30, 2001, our assets consisted primarily of federal funds sold of $5,493,000, net loans of $75,298,461, property at cost less accumulated depreciation of $1,785,060, and securities available for sale of $1,151,500. Our liabilities at June 30, 2001 totaled $77,536,376, consisting of deposits of $77,097,169, accrued expenses and other liabilities of $288,938, and other borrowings of $150,269. Our shareholders' equity totaled $8,164,145 at June 30, 2001.

Results of Operations

         From the bank's opening date on August 17, 1998 through June 30, 2001, the bank had attracted approximately $77.1 million in deposits and net loans of $75.3 million. Net interest income, before provision for loan losses, for the six-month period ending June 30, 2001 totaled $1,448,074, compared to net interest income, before provision for loan losses, of $1,352,131 for the six-month period ending June 30, 2000. This increase in net interest income was primarily due to an increase in average loans outstanding.

         Our provision for loan losses for the six months ended June 30, 2001 and 2000 was $0 and $114,000, respectively. Other income earned for the six months ended June 30, 2001 and 2000 was $185,368 and $48,206, respectively. Included in other income for 2001 was a gain of $120,746 recognized on the sale of other real estate owned.

         On an annualized basis, exclusive of the gain on sale of other real estate owned, other income represents less than .08% of total assets. This figure is relatively low because in order to attract new banking relationships, the bank's fee structure and charges are low when compared to other banks.

         Operating expenses for the six-month period ending June 30, 2001 totaled $1,864,697, including salaries and other compensation of $889,668, employee benefits expenses of $178,591, occupancy and equipment expenses of $669,657, professional and other outside services of $283,180, less favorable resolutions to vendor fee disputes totaling $272,245, and other expenses of $115,846. On an annualized basis, other expenses represent 4.35% of total assets. Operating expenses for the six-month period ending June 30, 2000 totaled $5,681,649. Therefore, operating expenses decreased by $3,816,952 for the six-month period ending June 30, 2001 as compared to the same period in 2000. The reduction in operating expenses for the six-month period ending June 30, 2001 as compared to the six-month period ending June 30, 2000, reflects significant decreases in salaries and other compensation, employee benefits, and professional and other outside services.

         We had a net loss of $231,255 for the six-month period ended June 30, 2001, compared to a net loss of $4,395,312 for the six-month period ended June 30, 2000. After taking into account $143,367 in undeclared dividends on preferred stock, we had a net loss of $(.26) per common share for the six-month period ended June 30, 2001, compared to a net loss of $(2.81) per common share for the six-month period ended June 30, 2000.

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

         As of June 30, 2001 and December 31, 2000, the allowance was $1,414,615 and 1,500,934, respectively. The allowance for loan losses, as a percentage of total gross loans, was 1.84% as of June 30, 2001, compared to 2.16% as of December 31, 2000. We had two past due loans greater than 60 days totaling $726,000 as of June 30, 2001. We charged-off one loan in the amount of $86,319 for the six-month period ending June 30, 2001.

Average Balances, Income and Expense, and Rates

         Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2001.

          Interest                                  Interest
       Earning Assets/            Average            Income/           Yield/
     Bearing Liabilities          Balance              Cost              Cost
   -----------------------        --------          --------          --------

Federal funds sold           $  3,160,626       $      76,40           4.83%

Investment securities             250,178              10,338          8.27%

Loans                          73,428,788           3,463,525          9.43%
                             ------------      --------------        -------


     Total                   $ 76,839,592       $   3,550,270          9.24%
                             ============      ==============        =======


Deposits                       71,563,283           2,042,663          5.71%
Other borrowings                1,355,668              59,533          8.78%
                             ------------      ==============        =======


     Total                   $ 72,918,951      $    2,102,196          5.77%
                             ============        ============        =======

Net interest spread                            $    1,448,074          3.47%
                                                  ===========        =======

Net interest margin                                                    3.77%
                                                                     =======

         The net interest margin for the second quarter of 2001 has decreased to 3.77% as compared to 4.73% for the second quarter of 2000 and 4.46% for the entire year of 2000. This decrease is due to decreases in the prime rate. As the prime rate has decreased, the rates earned on our variable rate loans has decreased as well. We are not able to reprice our interest bearing liabilities as quickly as these loan rates have decreased. As deposits mature and are repriced, we expect our net interest margin to increase.

Liquidity and Sources of Capital

         Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2001 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $6.9 million, or 8.0% of total assets. Additionally, our ability to maintain and expand our deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 2001, total deposits increased from $68.6 million to $77.1 million, representing an increase of 12.3%. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand.

         The company and the bank maintain adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the OTS, the bank's primary regulator.

                                         Bank        Company        Minimum
                                        Capital       Capital      Regulatory
   Capital ratios at June 30, 2001       Ratio         Ratio       Requirement
                                         -----         -----       -----------
   Tier 1 capital                          9.19%         4.88%        4.0%
   Tier 2 capital                          1.17%         6.93%
                                      ----------     ---------
     Total risk-based capital ratio       10.36%        11.81%        8.0%
                                      ==========     =========     =======

   Leverage ratio                          8.19%         4.36%        4.0%
                                      ==========     =========     =======


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

         The table below shows the interest rate sensitivity of our assets and liabilities as of June 30, 2001:

                                                         After three
                                            Within        but within         After one
                                            three           twelve          but within    After five
                                            months          months          five years      Years           Total
                                         -------------  ---------------    -------------  ------------  ------------

                                                                    (Dollars in Thousands)

 Interest-earning assets:
   Federal funds sold                    $    5,493      $       --         $         --   $        --    $     5,493
   Interest earning deposits                     27              --                   --            --             27
   Other  securities                             92              --                   --         1,000          1,092
   Loans                                     45,368            2,246              21,201         7,898         76,713
                                         ----------       ----------         -----------   -----------    -----------
 Total earning assets                    $   50,980       $    2,246         $    21,201   $     8,898    $    83,325
                                         ==========       ==========         ===========   ===========    ===========

 Interest-bearing liabilities:
   Money market, savings and NOW         $   24,414        $      --         $        --   $        --    $   24,414
   Time deposits                             10,568           34,154               3,548            --        48,270
   Other borrowings                              19               59                  72            --           150
                                         ----------       ----------         -----------   -----------    ----------
 Total interest-bearing liabilities      $   35,001       $   34,213         $     3,620   $        --    $   72,834
                                         ==========       ==========         ===========   ===========    ==========

 Interest-sensitivity gap                $   15,979       $  (31,967)        $    17,581   $     8,898
                                         ==========       ==========         ===========   ===========

 Cumulative interest-sensitivity gap     $   15,979       $  (15,988)        $     1,593   $    10,491    $   10,491
                                         ==========       ==========         ===========   ===========    ==========

 Ratio of interest-sensitivity gap to
   total earning assets                       19.18%          (38.36)%             21.10%        10.68%

 Ratio of cumulative
   interest-sensitivity gap to total
   earning assets                             19.18%          (19.19)%              1.91%        12.59%


         As evidenced by the table above, we are cumulatively liability-sensitive at one year. However, our gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.

Loan Portfolio

         Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were approximately $73,428,788 for the six-month period ended June 30, 2001. Total gross loans outstanding at June 30, 2001 were $76,853,908.

         The following table summarizes the composition of the loan portfolio at June 30, 2001:

                                                               Percent
                                           Amount              of total
                                        -------------         -----------

Commercial                               $14,581,314             18.97%
Real estate - individual                  16,607,439             21.61%
Real estate - commercial                  43,009,764             55.96%
Installment loans to individuals           2,655,391              3.46%
                                        -------------
                                                              -----------
Total loans                               76,853,908               100%
                                                              ===========
Less:   Net deferred loan fees              (140,832)
        Allowance for loan loss           (1,414,615)
                                        -------------
Total net loans                          $75,298,461
                                        =============

         The principal components of our loan portfolio at June 30, 2001 were mortgage loans and commercial loans, which represented 96.54% of the portfolio. Due to the relative short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

         On July 20, 2001, Huntington refiled its claims that were dismissed in the Ohio action in the United States District Court for the Northern District of Georgia. We must answer, object or otherwise respond to the complaint on or before September 21, 2001. We intend to vigorously defend our rights to the name "ebank.com."

         There are no material legal proceedings to which we or any of our properties are subject.

Item 2.  Changes in Securities.

         From October 4, 2000 through June 5, 2001, we issued 500,000 units of securities in a private offering primarily to accredited investors pursuant to an exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Each unit consisted of four shares of 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. In addition, we issued 97,500 units in a subsequent private offering solely to accredited investors pursuant to an exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Each unit consisted of four shares of 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of preferred stock issued in these offerings is convertible into one share of common stock. In addition, we may require conversion of these preferred shares when the closing price of our common stock equals or exceeds $10.00 per share for 15 consecutive trading days. We may elect to pay dividends on the preferred stock either in cash or in additional shares of our common stock. The warrants issued in the first offering will terminate on the earlier of five years or 30 days after we notify the holder that the closing price of our common stock has equaled or exceeded $5.00 per shares for 20 consecutive days. The warrants issued in the second offering will terminate on the earlier of five years or 30 days after we notify the holder that the closing price of our common stock has equaled or exceeded $5.50 per shares for 20 consecutive days.

         Attkisson, Carter & Akers, a broker dealer registered with the National Association of Securities Dealers, Inc., served as placement agent for both private offerings. In the private offerings, we raised gross proceeds of $5,975,500 and paid approximately $613,000 in commissions to the placement agent and other stock offering costs.

         The units sold in both private offerings are subject to restrictions on transferability and resale, and may not be transferred or resold except as permitted under the Securities Act and applicable state securities laws. However, we agreed to file a "shelf" registration statement on behalf of the investors by August 2001. We required that investors agree to a lock-up period restricting the resale of the common stock to the following schedule: no more than 50% of the shares during the 120 day period following the termination of the offering and an additional 50% of the shares on the 180th day following the termination of the offering. The lock-up period will expire in accordance with the foregoing schedule whether or not the registration statement has become effective.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Our annual meeting of the shareholders was held on May 21, 2001 for the following purposes:

1.       to elect three Class III directors to serve for three year terms; and

2.       to elect one Class II director to serve for a two year term.

         Only shareholders of record at the close of business on April 12, 2001 were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management's solicitations. Proxies and ballots were received from the holders of 1,263,367 shares of our common stock, representing 86% of the outstanding shares of common stock. The results were as follows:

1. The three individuals nominated to serve as Class III directors and the one individual nominated to serve as a Class II director were elected with the number of votes for, against, and withheld as indicated below:

         CLASS III                  FOR                AGAINST          WITHHELD
         ---------                  ---                -------          --------

         Richard D. Jackson         1,239,667          205,883          23,700
         James L. Box               1,237,167          205,883          26,200
         Stephen R. Gross           1,234,667          205,883           28,700


         CLASS II                   FOR               AGAINST           WITHHELD
         --------                   ---               -------           --------
         Don B. Stout               1,239,667          205,883          23,700


Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.


10.1 Third Amendment to the Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated June 5, 2001 (Incorporated by reference to Exhibit 10.8 to the Company's Form SB-2 filed on August 3, 2001).

10.2 Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated June 18, 2001 (Incorporated by reference to Exhibit 10.9 to the Company's Form SB-2 filed on August 3, 2001).

10.3 Employment Agreement between James L. Box and ebank.com, Inc. dated June 18, 2001 (Incorporated by reference to Exhibit 10.10 to the Company's Form SB-2 filed on August 3, 2001).

10.4 Form of ebank.com, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.13 to the Company's Form SB-2 filed on August 3, 2001).

------------------------



         (b) We did not file any reports on Form 8-K during the second quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ebank.com, Inc.


Date:   July 31, 2001                  By:      /s/ James L. Box
       -------------------                 -------------------------------------
                                                James L. Box
                                                President and Chief
                                                  Executive Officer



                                       By:      /s/ Wayne Byers
                                           -------------------------------------
                                                Wayne W. Byers
                                                Chief Financial Officer