Form 10QSB
period 2001-09-30
EBANK COM INC
filed 2001-11-09
CIK 1050725

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

     X _______ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

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

                                 Not Applicable
                ------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)


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

         1,469,250 shares of common stock, par value $.01 per share, were issued and outstanding as of November 5, 2001.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    --     --


                                 ebank.com, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 September 30,        December 31,
                                                                                   2001                  2000
                                                                                   ----                  ----
                                                                                 (Unaudited)           (Audited)

Cash and due from banks                                                             $403,486            $2,163,472
Interest bearing deposits in banks                                                     8,860                11,284
Federal funds sold                                                                 5,715,000             3,330,000
Securities available for sale                                                      3,151,500               125,600
Loans, net of allowance for loan losses of $1,145,942, and $1,500,934,            80,041,846            68,123,423
respectively
Premises and equipment, net                                                        1,615,902             2,141,767
Accrued interest receivable                                                          592,812               517,040
Other assets                                                                         840,685               826,384
                                                                                ------------          ------------
         Total assets                                                           $ 92,370,091          $ 77,238,970
                                                                                ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                         $84,117,871           $68,624,164
Accrued interest payable                                                             172,864               248,463
Other borrowings                                                                     131,339             2,686,880
Other liabilities                                                                     94,644               659,023
                                                                                ------------          ------------
         Total liabilities                                                        84,516,718            72,218,530
                                                                                ------------          ------------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 8% cumulative, convertible into one                  23,900                 9,118
share of common stock; 10,000,000 shares authorized; 2,390,000 and
911,760 issued and outstanding at September 30, 2001 and December 31,
2000, respectively; $291,115 and $25,592 accumulated undeclared dividends at September 30, 2001 and December 31, 2000, respectively.
Common stock, $.01 par value, 10,000,000 shares authorized 1,469,250                  14,693                14,693
shares issued and outstanding
Capital surplus                                                                   19,060,376            15,700,198
Accumulated deficit                                                              (11,155,596)          (10,613,569)
Accumulated other comprehensive (loss)                                               (90,000)              (90,000)
                                                                                ------------          ------------
           Total shareholders' equity                                              7,853,373             5,020,440
                                                                                ------------          ------------

          Total liabilities and shareholders' equity                            $ 92,370,091          $ 77,238,970
                                                                                ============          ============


The accompanying notes are an integral part of these consolidated financial statements
                                 ebank.com, Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)


                                                               For the three months ended           For the nine months ended
                                                               --------------------------           -------------------------
                                                                  September 30,                        September 30,
                                                                  -------------                        -------------
                                                                     2001              2000               2001              2000
                                                                     ----              ----               ----              ----
Interest income
         Loans, including fees.........................        $1,647,661        $1,541,481         $5,111,186        $4,092,553
         Investment securities:
             U.S. Government agencies and
             Corporations..............................            33,107                 0             40,712             2,503
         Other investments.............................             1,552             1,325              4,286             3,823
         Federal funds sold............................            68,632           199,267            145,038           276,286
                                                                ---------         ---------          ---------         ---------
         Total interest income.........................         1,750,952         1,742,073          5,301,222         4,375,165
                                                                ---------         ---------          ---------         ---------
Interest expense
         Interest bearing demand and money market                 293,752           170,303            673,157           526,829
         Savings.......................................               562               520              1,927               928
         Time deposits of $100,000 or more.............           191,996           242,114            618,884           526,638
         Other time deposits...........................           489,391           556,521          1,724,395         1,192,477
         Other borrowings..............................             3,240            38,403             62,774            41,951
                                                                ---------         ---------          ---------         ---------
         Total interest expense........................           978,941         1,007,861          3,081,137         2,288,823
                                                                ---------         ---------          ---------         ---------
Net interest income....................................           772,011           734,212          2,220,085         2,086,342
Provision for possible loan losses.....................                 0           122,000                  0           236,000
                                                                ---------         ---------          ---------         ---------
Net interest income after provision
         for possible loan losses......................           772,011           612,212          2,220,085         1,850,342
                                                                ---------         ---------          ---------         ---------
Other income                                                       40,606            24,691            225,974            72,897
                                                                ---------         ---------          ---------         ---------
Other expense
         Salaries and other compensation...............           448,486           702,324          1,338,154         2,138,909
         Employee benefits.............................            92,310           118,280            270,901           530,452
         Net occupancy and equipment expense...........           343,740           365,717          1,013,397           973,003
         Professional and other outside services.......           172,395           278,842            183,330         3,240,742
         Other expense.................................            66,458           255,350            182,304           519,055
                                                                ---------         ---------          ---------         ---------
         Total other expenses..........................         1,123,389         1,720,513          2,988,086         7,402,161
                                                                ---------         ---------          ---------         ---------
Loss before income tax benefit.........................          (310,772)       (1,083,610)          (542,027)       (5,478,922)
Income tax benefit.....................................                --                --                 --                --
                                                                ---------         ---------          ---------         ---------
         Net loss......................................        $ (310,772)      $(1,083,610)         $(542,027)      $(5,478,922)
                                                                =========         =========          =========         =========
Basic and diluted loss per common share................        $     (.30)      $      (.71)         $    (.55)      $     (3.71)
                                                                =========         =========          =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                                 ebank.com, Inc.
                  Consolidated Statements of Comprehensive Loss
                                   (Unaudited)


                                            For the three months ended         For the nine months ended
                                            ---------------------------        -------------------------
                                                   September 30,                      September 30,
                                                   -------------                      -------------
                                                    2001              2000             2001              2000
                                                    ----              ----             ----              ----

Net loss                                      $(310,772)     $ (1,083,610)       $(542,027)      $ (5,478,922)
Other comprehensive loss:
       Unrealized loss on securities
             available for sale                       0                 0                0            (52,500)
                                              ---------      ------------        ---------       ------------
Comprehensive loss                            $(310,772)     $ (1,083,610)       $(542,027)      $ (5,531,422)
                                              ---------      ============        =========       ============



The accompanying notes are an integral part of these consolidated financial statements.

                                 ebank.com, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           For the nine months ended
                                                                                                September 30,
                                                                                              2001             2000
                                                                                              ----             ----

Cash Flows from operating activities:
         Net loss                                                                           $ (542,027)   $ (5,478,922)
         Adjustment to reconcile net loss to net cash used
         by operating activities:
         Net accretion of investment securities                                                      --         (3,650)
         Depreciation and amortization of premises and equipment                                550,488         437,040
         Provision for possible loan losses                                                          --         236,000
             Gain on sale of other assets                                                      (120,764)             --
         (Increase) Decrease in other assets                                                     (3,067)        357,038
         (Increase) in accrued interest receivable                                              (75,772)       (366,475)
         (Decrease) increase in accrued interest payable                                        (75,599)         78,602
         (Decrease) increase in other liabilities                                              (564,379)        442,393
                                                                                           ------------     -----------
                  Net cash used by operating activities                                        (831,120)     (4,297,974)
                                                                                           ------------     -----------
Cash flows from investing activities:
         Purchase of investment securities available for sale                                (3,025,900)         (2,600)
         Maturities of investment securities available for sale                                      --       1,000,000
         Loans originated, net of principal repayments                                      (12,543,891)    (14,497,242)
             Net proceeds from the sale of other real estate owned                              734,998              --
             Refund of equipment cost                                                            22,500              --
         Purchases of premises and equipment                                                    (47,123)     (1,272,022)
                                                                                           ------------     -----------
                  Net cash used by investing activities                                     (14,859,416)    (14,771,864)
                                                                                           ------------     -----------
Cash flows from financing activities:
Proceeds from other borrowings                                                                       --       2,721,981
             Net proceeds from the sale of preferred stock                                    3,374,960              --
             Principal repayments of other borrowings                                        (2,555,541)        (17,402)
         Net increase in deposits                                                            15,493,707      26,165,033
                                                                                           ------------     -----------
                  Net cash provided by financing activities                                  16,313,126      28,869,612
                                                                                           ------------     -----------
Net increase in cash and cash equivalents                                                       622,590       9,799,774
Cash and Cash Equivalents:

         Beginning of period                                                                  5,504,756         772,899
                                                                                           ------------     -----------
         End of period                                                                     $  6,127,346    $ 10,572,673
                                                                                           ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                                 ebank.com, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

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

NOTE 2 -LOSSES PER COMMON SHARE

         Presented below is a summary of the components used to calculate basic and diluted losses per common share for the three months ended September 30, 2001 and 2000.

                                                                           For the three months ended
                                                                                  September 30,
                                                                       ------------------------------------
                                                                            2001                2000
                                                                       ----------------   -----------------
Basic Losses Per Common Share:
   Weighted average common shares outstanding                                 1,469,250             1,534,591
                                                                      =================  ====================

   Net loss                                                           $        (310,772) $         (1,083,610)
   Undeclared preferred stock dividends                                        (122,156)                    0
                                                                      -----------------  --------------------

   Net loss attributable to common stockholders                       $        (432,928) $         (1,083,610)
                                                                      =================  ====================


   Basic losses per common share                                      $            (.30) $               (.71)
                                                                      =================  ====================
Diluted Losses Per Common Share:
   Weighted average common shares outstanding                                 1,469,250             1,534,591
   Net effect of the assumed exercise of stock
      options and warrants based on the treasury stock
      method using average market prices for the year                                 -                     -
   Net effect of convertible preferred stock                                          -                     -
                                                                      -----------------  --------------------
   Total weighted average common shares and
      common stock equivalents outstanding                                    1,469,250             1,534,591
                                                                      =================  ====================

   Net loss attributable to common stockholders                       $        (432,928) $         (1,083,610)
                                                                      =================  ====================

   Diluted losses per common share                                    $            (.30) $               (.71)
                                                                      =================  ====================



         Presented below is a summary of the components used to calculate basic and diluted losses per common share for the nine months ended September 30, 2001 and 2000.

                                                                            For the nine months ended
                                                                                  September 30,
                                                                       ------------------------------------
                                                                            2001                2000
                                                                       ----------------   -----------------

Basic Losses Per Common Share:
   Weighted average common shares outstanding                                 1,469,250           1,476,092
                                                                      =================  ==================

   Net loss                                                           $        (542,027)  $      (5,478,922)

   Undeclared preferred stock dividends                                        (265,523)                   0
                                                                      -----------------  ------------------
   Net loss attributable to common stockholders                       $        (807,550)  $      (5,478,922)
                                                                      =================  ==================


   Basic losses per common share                                      $            (.55)   $          (3.71)
                                                                      =================  ==================


Diluted Losses Per Common Share:
   Weighted average common shares outstanding                                 1,469,250           1,476,092
   Net effect of the assumed exercise of stock
      options and warrants based on the treasury stock
      method using average market prices for the year                                --                  --
   Net effect of convertible preferred stock                                         --                  --
                                                                      -----------------  ------------------
   Total weighted average common shares and
      common stock equivalents outstanding                                    1,469,250           1,476,092
                                                                      =================  ==================


   Net loss attributable to common stockholders                       $        (807,550) $       (5,478,922)
                                                                      =================  ==================


   Diluted losses per common share                                    $            (.55) $            (3.71)
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

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss is as follows:
                                                                  Unrealized
                                                                  Gains (Losses)
                                                                  On Securities
                                                                  -------------

                   Beginning balance - December 31, 2000          $(90,000)
                   Current - period change                              --
                                                                 ---------
                   Ending balance -  September 30, 2001           $(90,000)
                                                                 =========

NOTE 5 - OTHER BORROWING

         The Company established a $2,500,000 credit line in July 2000. The note was repaid in full on June 21, 2001. Interest on the note was payable quarterly at prime minus .50%. The note, which was due on July 31, 2001, was collateralized by common stock of the bank, and guaranteed by the Company's organizing directors.

NOTE 6 - CAPITALIZED LEASE OBLIGATION

         The Company capitalized a lease obligation during the quarter ended September 30, 2000. The terms of the lease require payments of $7,390 for a term of 36 months. The Company recognized a capital lease asset and related obligation under the capital lease in the amount of $221,981. The remaining obligation was $131,339 as of September 30, 2001.

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

             In connection with the sale of the preferred stock, the Company agreed to pay its underwriter (a) a commission equal to 10% of the sales price for each unit sold by the underwriter (with the exception of units sold to directors and officers of the Company or units sold to investors located by the Company's directors and officers who purchase at least 50,000 units) plus (b) a $25,000 fee when 50,000 units have been sold by the underwriter, plus (c) a warrant to purchase 200,000 shares of the Company's common stock at a price of $4.00 per share, exercisable for a period of five years.


    A summary of the preferred stock issued as of September 30,2001 follows:

Capital units sold                                                                                  597,500
                                                                                          =================

Gross proceeds from offering                                                              $       5,975,000

Offering costs including underwriter commission                                                    (612,796)
                                                                                          -----------------

Net proceeds received from offering                                                       $       5,362,204
                                                                                          =================

Preferred shares issued                                                                           2,390,000
                                                                                          =================

Accumulated undeclared dividends                                                          $         291,115
                                                                                          =================

Common stock available for purchase under warrants issued to preferred
shareholders                                                                                      1,195,000

Common stock available for purchase under warrants issued to underwriter                            200,000
                                                                                          -----------------

Total common stock available for purchase under warrants                                          1,395,000
                                                                                          =================

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

o        changes in technology;

o        changes in monetary and tax policies;

o the depression of the market price of our common stock and a limit on our ability to raise additional capital which may result from the sale of a significant number of shares in a relatively short period of time pursuant to our resale registration statement;

o        changes in the securities markets; and

o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Financial Condition

         Total consolidated assets increased by $15,131,121, or 19.6%, to $92,370,091 during the nine-month period ended September 30, 2001. The increase was generated primarily through a net increase in deposits of $15,493,707, or 22.6%.

         At September 30, 2001, our assets consisted primarily of federal funds sold of $5,715,000, net loans of $80,041,846, property at cost less accumulated depreciation of $1,615,902, and securities available for sale of $3,151,500. Our liabilities at September 30, 2001 totaled $84,516,718, consisting of deposits of $84,117,871, accrued expenses and other liabilities of $267,508, and other borrowings of $131,339. Our shareholders' equity totaled $7,853,373 at September 30, 2001.

PART I - FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis or Plan of Operation -- Continued

Results of Operations

         From the bank's opening date on August 17, 1998 through September 30, 2001, the bank had attracted approximately $84.1 million in deposits and net loans of $80.0 million. Net interest income, before provision for loan losses, for the nine-month period ending September 30, 2001 totaled $2,220,085, compared to net interest income, before provision for loan losses, of $2,086,342 for the nine-month period ending September 30, 2000. This increase in net interest income was primarily due to an increase in average loans outstanding.

         Our provision for loan losses for the nine months ended September 30, 2001 and 2000 was $0 and $236,000, respectively. Other income earned for the nine months ended September 30, 2001 and 2000 was $225,974 and $72,897, respectively. Included in other income for 2001 was a gain of $120,764 recognized on the sale of other real estate owned.

         On an annualized basis, exclusive of the gain on sale of other real estate owned, other income represents less than .01% of total assets. This figure is relatively low because in order to attract new banking relationships, the bank's fee structure and charges are low when compared to other banks.

         Operating expenses for the nine-month period ending September 30, 2001 totaled $2,988,086, including salaries and other compensation of $1,338,154, employee benefits expenses of $270,901, occupancy and equipment expenses of $1,013,397, professional and other outside services of $455,575, less favorable resolutions to vendor fee disputes totaling $272,245, and other expenses of $182,304. On an annualized basis, other expenses represent 4.31% of total assets. Operating expenses for the nine-month period ending September 30, 2000 totaled $7,402,161. Therefore, operating expenses decreased by $4,414,075 or 59.6% for the nine-month period ending September 30, 2001 as compared to the same period in 2000. The reduction in operating expenses for the nine-month period ending September 30, 2001 as compared to the nine-month period ending September 30, 2000, includes significant decreases in salaries and other compensation, employee benefits, and professional and other outside services. All of these reductions reflect the shift away from our former Internet-based marketing strategy.

         We had a net loss of $542,027 for the nine-month period ended September 30, 2001, compared to a net loss of $5,478,922 for the nine-month period ended September 30, 2000. After taking into account $265,523 in undeclared dividends on preferred stock, we had a net loss of $(.55) per common share for the nine-month period ended September 30, 2001, compared to a net loss of $(3.71) per common share for the nine-month period ended September 30, 2000.

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

PART I - FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis or Plan of Operation -- Continued.

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

         As of September 30, 2001 and December 31, 2000, the allowance was $1,145,942 and 1,500,934, respectively. The allowance for loan losses, as a percentage of total gross loans, was 1.41% as of September 30, 2001, compared to 2.16% as of December 31, 2000. We had four past due loans greater than 60 days totaling $312,080 as of September 30, 2001. Two of the past due loans totaling $51,108 were paid-off in October 2001.

         We have fully charged-off two loans in the aggregate amount of $114,937 for the nine-month period ending September 30, 2001. We have partially charged-off $240,055 of a $865,512 loan secured by commercial real estate which we foreclosed on during the third quarter 2001. Therefore, total charge-offs for the nine-month period ending September 30, 2001 total $354,992. After the foreclosure and subsequent charge-off discussed above, the remaining $625,468 is reported in the Other Assets section of the consolidated balance sheet.

Average Balances, Income and Expense, and Rates

         Net interest income represents the difference between interest received on interest earning assets and interest paid on interest bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2001.

PART I - FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis or Plan of Operation -- Continued.

          Interest                                                                   Interest
      Earning Assets/                   Average                         Income/         Yield/
    Bearing Liabilities                 Balance                           Cost           Cost
    -------------------                 -------                         --------        ------

Federal funds sold                 $     4,660,042                  $      145,038         4.15%
Investment securities                      812,089                          44,998         7.39%
Loans                                   74,829,128                       5,111,186         9.11%
                                        ----------                       ---------         -----

     Total                         $    80,301,259                  $    5,301,222         8.80%
                                        ==========                       =========         =====

Deposits                                74,779,163                       3,018,363         5.38%
Other borrowings                           950,868                          62,774         8.80%
                                        ----------                       ---------         -----

     Total                         $    75,730,031                  $    3,081,137         5.42%
                                        ==========                       =========         =====

Net interest spread                                                 $    2,220,085         3.38%
                                                                         =========         =====

Net interest margin                                                                        3.69%
                                                                                           =====


         The net interest margin for the third quarter of 2001 has decreased to 3.69% as compared to 4.58% for the third quarter of 2000 and 4.46% for the entire year of 2000. This decrease is due to decreases in the prime rate. The prime rate has decreased from 9.50% to 5.50% during the nine-month period ending September 30, 2001. As the prime rate has decreased, the rates earned on our variable rate loans has decreased as well. We are not able to reprice our interest bearing liabilities as quickly as these loan rates have decreased. As deposits mature and are repriced, we expect our net interest margin to stabilize.

Liquidity and Sources of Capital

         Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2001 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to $6,127,346, or 6.63% of total assets. Additionally, our ability to maintain and expand our deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 2001, total deposits increased from $68,624,164 million to $84,117,871 million, representing an increase of 22.6%. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand.

         The company and the bank maintain adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the OTS, the bank's primary regulator.

PART I - FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis or Plan of Operation -- Continued.

                                              Bank      Company       Minimum
                                             Capital    Capital      Regulatory

      Capital ratios at September 30, 2001    Ratio      Ratio      Requirement
                                              -----      -----      -----------

      Tier 1 capital                          8.76%       4.35%       4.0%
      Tier 2 capital                           .80%       6.73%
                                               ----       -----
        Total risk-based capital ratio        9.56%      11.08%       8.0%
                                              =====      ======       ====

      Leverage ratio                          7.29%       3.60%       4.0%
                                              =====       =====       ====


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

PART I - FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis or Plan of Operation -- Continued.


     The table below shows the interest rate sensitivity of our assets and liabilities as of September 30, 2001:

                                 (In Thousands)

                                                                    After three     After one
                                            Within    After three   but within      but within
                                            three     but within      twelve           five       After five
                                            Months    six Months      Months          Years          Years          Total
                                            ------    ----------    -----------  -------------  -------------    ----------


(Dollars in Thousands)
 Interest-earning assets:
   Federal funds sold                           5,715           0               0              0              0       5,715
   Interest earning deposits                        9           0               0              0              0           9
   Other  securities                               92           0               0              0          3,000       3,092
   Loans                                       44,409          69           4,528         17,982         14,200      81,188
                                               ------          --           -----         ------         ------      ------
 Total earning assets                          50,225          69           4,528         17,982         17,200      90,004
                                               ======          ==           =====         ======         ======      ======


 Interest-bearing liabilities:
   Money market, savings and NOW               34,003           0               0              0              0      34,003
   Time deposits                               14,408      14,443          13,231          3,912              0      45,994
   Other borrowings                                19          20              41             51              0         131
                                               ------          --           -----         ------         ------      ------
 Total interest-bearing liabilities            48,430      14,463          13,272          3,963              0      80,128
                                               ======      ======          ======          =====         ======      ======

 Interest-sensitivity gap                       1,795     (14,394)         (8,744)        14,019         17,200       9,876
                                               ======      ======          ======          =====         ======      ======

 Cumulative interest-sensitivity gap            1,795     (12,599)        (21,343)        (7,324)         9,876       9,876
                                               ======      ======          ======          =====         ======      ======

 Ratio of interest-sensitivity gap to
   total earning assets                         1.99%     -15.99%          -9.72%         15.58%         19.11%      10.97%

 Ratio of cumulative
   interest-sensitivity gap to total
   earning assets                               1.99%     -15.99%         -23.71%         -8.14%         10.97%



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

Loan Portfolio

         For the nine month period ending September 3, 2001, total gross loan increased from $69,835,512 to $81,302,642 representing an increase of $11,467,130, or 16.4%. Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $74,829,128 for the nine-month period ended September 30, 2001.

The following table summarizes the composition of the loan portfolio at September 30, 2001:

                                                                  Percent
                                            Amount                 of total
                                       --------------           -----------
Commercial                                $13,702,035                 16.85%
Real estate - individual                   26,249,851                 32.29%
Real estate - commercial                   36,901,801                 45.39%
Installment loans to individuals            4,448,955                  5.47%
                                       --------------            ----------
Total loans                                81,302,642                   100%
                                                                 ==========
Less:   Net deferred loan fees               (114,854)
        Allowance for loan loss            (1,145,942)
                                       ---------------
Total net loans                            $80,041,846
                                       ===============

         The principal components of our loan portfolio at September 30, 2001 were mortgage loans and commercial loans, which represented 94.53% of the portfolio. Due to the relative short time the portfolio has existed, the current mix of loans may not be indicative of the ongoing portfolio mix. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

         The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001, and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively affect our results of operations. We cannot predict the extent or duration of these events or their effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as we deem necessary.

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

         On July 20, 2001, Huntington refiled its claims that were dismissed in the Ohio action in the United States District Court for the Northern District of Georgia. We have filed a motion to dismiss the action, which has been opposed. Our reply brief is due November 19, 2001.

         There are no other material legal proceedings to which we or any of our properties are subject.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         The holders of Series A Preferred Stock are entitled to receive 8% cumulative dividends. The accrued balance of Series A Preferred Stock dividends was 291,115 at September 30, 2001. These dividends are payable when, as, and if declared by the board of directors. We will have the discretion to pay dividends on the preferred stock either in cash or in additional shares of our common stock. Currently, however, under banking regulations we cannot pay cash dividends.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         As previously disclosed, from October 4, 2000 through June 30, 2001, we issued 597,500 units of securities in two private offerings primarily to accredited investors pursuant to an exemption from registration contained in
Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Each unit consisted of four shares of 8% cumulative convertible preferred stock and a warrant to purchase two additional shares of common stock. Each share of preferred stock issued in these offerings is convertible into one share of common stock.

         The units sold in both private offerings are subject to restrictions on transferability and resale, and may not be transferred or resold except as permitted under the Securities Act and applicable state securities laws. However, pursuant to our agreement with these investors, we filed a "shelf" registration statement on behalf of the investors in August 2001. We anticipate that this registration statement will become effective during the fourth quarter of 2001. The registration statement covers the resale of approximately 3,950,000 shares of common stock. Once the registration statement becomes effective, the holders of these shares generally may sell the shares in the open market. The conversion of the preferred stock and exercise of the warrants, and the sale of the underlying common stock by a significant number of holders in a relatively short period of time, could have the effect of depressing the market price of our common stock and limit our ability to raise additional capital.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  99.1 Press release dated July 2, 2001 announcing the closing of two private placement offerings (incorporated by reference in our Form 8-K filed with the SEC on July 2, 2001).

         (b) The following reports were filed on Form 8-K during the period ended September 30, 2001.

                  1.     Form 8-K referenced in Exhibit 99.1 dated July 2, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ebank.com, Inc.


Date:   November 7, 2001         By:  /s/ James L. Box
       ------------------           --------------------------------------------
                                          James L. Box
                                          President and Chief Executive Officer



                                 By:      /s/ Wayne Byers
                                     -------------------------------------------
                                          Wayne W. Byers
                                          Chief Financial Officer