Form 10KSB
period 2001-12-31
EBANK COM INC
filed 2002-03-29
CIK 1050725

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

         or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                          Commission file no. 000-24043

                                 ebank.com, Inc.
                                 ---------------
                 (Name of Small Business Issuer in Its Charter)

           Georgia                                              58-2349097
           -------                                              ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                        2410 Paces Ferry Road, Suite 280
                             Atlanta, Georgia 30339
                        --------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (770) 863-9229
                                 --------------
                 Issuer's Telephone Number, Including Area Code

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

         The Company's revenues for the fiscal year ended December 31, 2001 were $7,140,981.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2002, was $3,050,796. This calculation is based upon a value of $1.90 per share, which was the average bid and asked price of the common stock on the over-the-counter market on such date and excludes the aggregate market value of the voting stock held by all of the officers and directors of the Company.

         There were 1,707,916 shares of the Company's common stock issued and outstanding as of March 22, 2002.

         Transitional Small Business Disclosure Format. (Check one):
Yes     No  X
   ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders to be held on May 20, 2002 are incorporated by reference in Part III of this Form 10-KSB.

===============================================================================

ITEM 1.  DESCRIPTION OF BUSINESS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

- significant increases in competitive pressure in the banking and financial services industries;

- changes in the interest rate environment which could reduce anticipated or actual margins;

- changes in political conditions or the legislative or regulatory environment;

- general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

-        changes occurring in business conditions and inflation;

-        changes in technology;

-        changes in monetary and tax policies;

-        changes in the securities markets; and

- other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

GENERAL

         ebank.com, Inc., a Georgia corporation, is the holding company for ebank, a federal savings bank, and as of January 2, 2002, Peachtree Capital Corporation, a Georgia corporation based in Atlanta which provides financial planning and securities brokerage services. We provide banking and other financial services to small business and retail customers through our offices in Atlanta, Georgia and via the Internet. We opened for business in August 1998 in one location in suburban Atlanta, Georgia as a traditional community bank. In April 1999, we acquired the Internet domain name ebank.com, and on June 30, 1999, we commenced Internet banking services. In January 2000, we launched a comprehensive new business strategy which included strategic alliances with several third parties and contemplated a rapid expansion of our Internet operations. Like many other companies with significant Internet operations, we expected to grow rapidly, and we incurred a substantial amount of expenses in preparing and positioning ourselves for this growth. To fund our growth plans, we commenced a private offering in the first quarter of 2000. As many other companies also discovered, market conditions turned adverse for raising capital for Internet-based companies, and we were forced to terminate our offering without raising any capital. Consequently, we were unable to execute our new business strategy, and we began to terminate our strategic alliances and take other steps to reduce expenditures. In July 2000, we restructured our senior management team. In July 2000, we obtained a $2.5 million line of credit, guaranteed by our organizing directors, to pay expenses related to our former business strategy and to support the development of a new strategy. We have revised our business strategy to emphasize our traditional banking business and to develop cost-effective strategies utilizing the Internet as one of our delivery channels. We also strengthened our management team and board by naming James L. Box as our chief executive officer and strengthened our board by appointing Richard D. Jackson and Don Stout to our board of directors. Mr. Jackson serves as chairman of our board. In March 2001, Lou Douglass resigned as president of our subsidiary, ebank, and Mr. Box assumed the position of president of ebank in addition to his position as chief executive officer of ebank.com, Inc. In the third quarter of 2000, we commenced a private stock offering and through the second quarter of 2001 raised net proceeds of approximately $4.5 million. In a subsequent private stock offering in the second quarter of 2001, we raised net proceeds of approximately $875,000. As a result of these two private stock offerings, we were able to repay the $2.5 million line of credit and focus on our new strategy. In a third private offering in January 2002, we raised net proceeds of $100,000. As described in more detail below in Item 5 and Item 6, on December 27, 2001, we entered into a definitive agreement to acquire all of the outstanding shares of Peachtree Capital Corporation. This transaction was closed effective January 2, 2002. G. Webb Howell and Richard C. Carter resigned from our board of directors effective January 2002, and February 2002, respectively. Mr. Howell and Mr. Carter both resigned from our board due to potential conflicts of interest that could develop as a result of a recent business acquisition by their employer. In February 2002, we further strengthened our board with the additions of Caroline Harless and Greg Corona to our board of directors effective March 1, 2002.

                                    STRATEGY

         Since July 2000, we have eliminated all operating activities at the holding company level and reduced costs substantially. We will continue to operate ebank.com, Inc. as a shell holding company and maintain our unitary thrift holding company charter which provides us with several advantages, including the ability to open branches in all fifty states and to operate as a licensed mortgage lender in all fifty states. We will continue to conduct all of our banking operations through our subsidiary federal savings bank, ebank. Our primary focus is to operate ebank as a profitable community bank with a strong Internet presence as one of our many delivery channels. In that regard, we will continue to reduce costs and maintain asset quality, as well as look for opportunities to increase fee income.

         Our Internet strategy is to maintain and promote awareness of our state-of-the-art Internet capabilities as another channel of delivering products, services, and communications to both our retail and commercial customers. Some of the products and services we currently offer include electronic bill payment, payroll services, loan products and deposit products.

         We have also revised our ebank.com center strategy. Rather than opening 24 remote centers across the country, which is costly to manage and support remotely, we will concentrate on expanding our physical presence in the Atlanta, Georgia market. In line with our revised strategy, we closed our ebank.com center in Charlotte, North Carolina in February 2001.

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

                                   OPERATIONS

PRODUCTS AND SERVICES

         We provide a broad array of financial products and services to our small business and retail customers, including checking accounts, money markets, CDs, ATM cards, home equity loans, mortgage loans, commercial loans, credit cards, bill payment services, and human resource services. In addition, as of January 2, 2002, we began providing comprehensive investment services, including personal financial planning; life, health and disability insurance; portfolio management; and financial advisory services for entrepreneurs and small businesses through our wholly owned subsidiary Peachtree Capital Corporation. We provide small businesses with the same types of products and services that large banks have traditionally offered only to their largest customers. Some of our products and services include the following:

- A full array of deposit products, including checking, money management accounts, and CDs.

- Residential mortgage lending products, including home equity lines of credit and first and second mortgages.

-        Consumer loans and personal lines of credit.

- Loans to small businesses and residential builders as well as commercial real estate developers.

- Human Resource Services - We offer human resource services through ADP, including Internet payroll processing, tax filing services, and 401(k) and IRA services.

- ATM Cards - Each customer automatically receives a free ATM card when he or she opens an account. Customers can access their accounts at ATMs affiliated with the Cirrus, Honor, and Avail networks. We currently do not charge any ATM fees. In addition, although the operator of the ATM generally imposes fees, we currently reimburse these fees to our customers for their first six ATM usages each month.

- Online Account Statements and Bill Payment - Customers can track the activity in their accounts directly through the Internet at any time and pay their bills electronically, obtain account balances and transaction history, transfer funds between various accounts, and even download account statements.

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

         Our corporate name is "ebank.com, Inc.," and we operate our subsidiary bank, "ebank," under a thrift charter granted to us by the Office of Thrift Supervision. We own the domain name "ebank.com," which is registered with Network Solutions. We also own approximately 102 top level domain names and country-code level domain names, we have service mark registrations for "ebank.com" or "ebank" (with a design) in 18 countries, and we have service mark applications pending for the name "ebank.com" or "ebank" (with a design) in approximately 12 countries. However, we do not have a federal trademark to the name "ebank" in the United States. As described in more detail below under "Legal Proceedings," we have been involved in litigation with Huntington Bancshares Incorporated regarding its claim to superior trademark rights in the name "ebank." In 1999, we filed suit against Huntington in Georgia and Huntington filed suit against us in Ohio regarding these issues. In 2000, both suits were dismissed on the grounds of lack of jurisdiction. On July 20, 2001, e-BANK, LLC, a Huntington affiliate, filed claims against us in the United States District Court for the Northern District of Georgia, Atlanta Division. These currently pending claims are substantially similar to the claims that were dismissed in the Ohio action. We have filed a motion to dismiss, which has been opposed. We intend to vigorously defend our rights to the name "ebank.com."

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

COMPETITION

         The financial services industry in the United States is highly competitive and characterized by rapid change. We face competition from numerous sectors, and we expect competition in many of these sectors to increase. We compete with Internet-only banks such as NetBank and internet versions of traditional branch-based banks such as Wells Fargo and Bank of America. We compete for deposits with traditional banks, thrifts, credit unions, and other financial institutions, some of whom also offer Internet-based services, other financial service providers of direct-marketed savings and investment products, and other Internet-based financial institutions. In addition, we face competition from traditional branch-based and other financial service providers, including savings and commercial banks, credit unions, mutual fund companies, and brokerage companies.

EMPLOYEES

         As of December 31, 2001 we had 28 full-time employees. None of our employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

SUPERVISION OF EBANK

         General. ebank operates as a federal savings bank incorporated under the laws of the United States. ebank's primary federal regulator is the Office of Thrift Supervision, but the bank is also regulated by the FDIC and the Georgia Department of Banking and Finance. The Office of Thrift Supervision conducts regular examinations of ebank and regulates or monitors virtually all areas of the bank's operations, including:

         -        security devices and procedures,

         -        adequacy of capitalization and loss reserves,

         -        loans,

         -        investments,

         -        borrowings,

         -        deposits,

         -        mergers,

         -        issuances of securities,

         -        payment of dividends,

         -        interest rates payable on deposits,

         -        interest rates or fees chargeable on loans,

         -        establishment of branches,

         -        corporate reorganizations,

         -        maintenance of books and records, and

         - adequacy of staff training to carry on safe lending and deposit gathering practices.

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

         "Tangible capital" in an amount of not less than 1.5% of total assets. "Tangible capital" generally is defined as:

         -        core capital,

         - less intangible assets and investments in certain subsidiaries, and

         -        excluding purchased mortgage-servicing rights.

         "Core capital" in an amount not less than 4.0% of total assets. "Core capital" generally includes:

         -        common shareholders' equity,

         -        noncumulative perpetual preferred stock and related surplus,

         - minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill),

         -        certain investments in certain subsidiaries, and

         - 90% of the fair market value of readily marketable purchased mortgage-servicing rights and purchased credit card relationships.

         "Risk-based capital" equal to 8.0% of "risk-weighted assets." "Risk-based capital" includes core capital plus supplementary capital, less certain deductions. Supplementary capital includes preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets. The amount of supplementary capital included as risk-based capital cannot exceed 100% of core capital. To determine total risk-weighted assets:

         - each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset);

         - the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset); and

         - the resulting amounts are added together and constitute total risk-weighted assets.

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

         Other Regulations. Interest and certain other charges collected or contracted for by ebank are subject to state usury laws and certain federal laws concerning interest rates. The bank's loan operations are also subject to certain federal laws applicable to credit transactions, including the following:

         - the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

         - the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves;

         - the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

         - the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         - the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         - the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

         The deposit operations of ebank are also subject to certain federal laws, including:

         - the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

         - the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

         - the Truth-in-Savings Act and Regulation DD, which requires disclosure and imposes certain interest rate disclosure requirements in connection with consumer deposit accounts.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal executive offices are located at 2410 Paces Summit, Suite 280, Atlanta, Georgia 30339, and our telephone number is (770) 863-9229. Our existing full-service branch is also located at 2410 Paces Summit, Suite 190, Atlanta, Georgia 30339. Our Internet banking, operations, and mortgage processing divisions are located at 2690 Cumberland Parkway, Suite 230, Atlanta, Georgia 30339. The offices of our subsidiary, Peachtree Capital Corporation, are located at 3060 Peachtree Road, N.W., Suite 1830, Atlanta, Georgia 30305. All of the foregoing offices are currently being leased. You may view our Web site at www.ebank.com, but this report does not incorporate by reference any information on our Web site. We are providing our Internet address for reference purposes only.

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

         On July 20, 2001, e-BANK, LLC, a Huntington affiliate, filed claims against us in the United States District Court for the Northern District of Georgia, Atlanta Division. These currently pending claims are substantially similar to the claims that were dismissed in the Ohio action. We have filed a motion to dismiss, which has been opposed. We intend to vigorously defend our rights to the name "ebank.com."

         There are no other material legal proceedings to which we or any of our properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since our initial public offering on August 6, 1998, our common stock has been quoted on the OTC Bulletin Board, originally under the symbol "STCH" and, since May 3, 1999, under the symbol "EBDC." As of March 22, 2002, we had approximately 306 common stock shareholders of record. To date, we have not declared or paid cash dividends on the common stock, and for the foreseeable future we do not intend to declare cash dividends on common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends. As described in more detail below, we are currently obligated to pay dividends on the outstanding Series A preferred stock and Series B-1 and B-2 preferred stock. In addition, the Office of the Thrift Supervision regulates the dividends payable by our subsidiary, ebank. See "Supervision - Dividends" in Item 1.

         The following table sets forth for the periods indicated the high and low bid prices per share of common stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                              HIGH             LOW
                            --------        --------
2000
First Quarter               $  11.16        $   6.00
Second Quarter              $   5.94        $   3.06
Third Quarter               $   3.75        $   2.56
Fourth quarter              $   3.50        $   0.62

2001
First quarter               $   2.81        $   1.44
Second quarter              $   3.55        $   2.63
Third quarter               $   4.62        $   3.05
Fourth quarter              $   3.70        $   1.55

         From October 4, 2000 through June 5, 2001, we issued 500,000 units of securities in a private offering primarily to accredited investors pursuant to an exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Each unit consisted of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. In addition, in the second quarter of 2001, we issued 97,500 units of securities in a subsequent private offering solely to accredited investors pursuant to an exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. In January 2002, we issued 10,000 units of securities in a third private offering solely to one accredited investor pursuant to an exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Each unit issued in the second and third private offerings consisted of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of Series A preferred stock issued in all three offerings is convertible at any time at the option of the holder into one share of common stock. In addition, we may require conversion of the Series A preferred stock when the closing price of our common stock equals or exceeds $10.00 per share for 15 consecutive trading days. We may elect to pay dividends on the Series A preferred stock either in cash or in additional shares of our common stock. On February 25, 2002, our board of directors declared a common stock dividend accrued on our Series A preferred stock from issuance date through February 28, 2002. The common stock dividend was paid on March 15, 2002 to Series A preferred stock shareholders of record on February 28, 2002. The dividend, which was based on the closing price of our common stock on the record date, resulted in the issuance of 216,675 shares of common stock. The warrants issued in the first offering will terminate on the earlier of five years or 30 days after we notify the holder that the closing price of our common stock has equaled or exceeded $5.00 per share for 20 consecutive days. The warrants issued in the second and third offerings will terminate on the earlier of five years or 30 days after we notify the holder that the closing price of our common stock has equaled or exceeded $5.50 per share for 20 consecutive days.

         Attkisson, Carter & Akers, a broker dealer registered with the National Association of Securities Dealers, Inc., served as placement agent for the first two private offerings. In the first offering, we raised gross proceeds of $5,000,000 and paid approximately $500,000 in commissions to the placement agent and other stock offering costs. In the second offering, we raised gross proceeds of $975,000 and paid approximately $100,000 in commissions to the placement agent. In the third offering, we raised net proceeds of $100,000 and paid no commissions or other stock offering costs.

         The units sold in all three of the private offerings are subject to restrictions on transferability and resale, and may not be transferred or resold except as permitted under the Securities Act and applicable state securities laws. However, we agreed to file a "shelf" registration statement on behalf of the investors in the first two private offerings. We also agreed to add the common stock underlying the units issued in the third offering to the shelf registration statement when the first post-effective amendment to the shelf registration statement is filed. We filed an initial shelf registration statement with the Securities and Exchange Commission on August 3, 2001. We filed a pre-effective amendment to the shelf registration statement on December 3, 2001 and the amended shelf registration statement was declared effective by the Securities and Exchange Commission on December 6, 2001. As of March 22, 2002, we have not filed a post-effective amendment to the shelf registration statement.

         On January 22, 2001, we issued a warrant to purchase 3,000 shares of our common stock for $2.50 per share to Neal Boortz in consideration for services rendered. The warrant has a term of five years.

         As part of the consideration for the purchase of all of the outstanding shares of Peachtree Capital Corporation, we issued 76,792 shares of 9% convertible Series B-1 preferred stock and 76,792 shares of 9% convertible Series B-2 preferred stock in January 2002 to the current shareholders of Peachtree Capital Corporation, Caroline O. and Steven Harless. The total value of the Series B-1 and Series B-2 preferred stock was $450,000. Each share of the Series B-1 and Series B-2 preferred stock will pay a 9% annual dividend, payable semi-annually. If we are unable to pay the dividends in cash, we must issue common stock in lieu of the cash dividend. Each share of the Series B-1 preferred stock will automatically convert into one share of common stock in March 2003, subject to adjustments if Peachtree Capital Corporation does not meet certain performance goals or if the price of our common stock drops. Each share of the Series B-2 preferred stock will automatically convert into one share of common stock in March 2004, subject to adjustments if Peachtree Capital Corporation does not meet certain performance goals or if the price of our common stock drops.

         In connection with the Peachtree Capital Corporation transaction, we agreed to issue to Attkisson, Carter & Akers 20,307 shares of our common stock as a finder's fee equal to 7% of the purchase price of the acquisition.

         The Series B-1 and Series B-2 preferred stock were issued solely to accredited investors pursuant to an exemption from registration contained in
Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. The Series B-1 and Series B-2 preferred stock issued in the Peachtree Capital Corporation acquisition are subject to restrictions on transferability and resale, and may not be transferred or resold except as permitted under the Securities Act and applicable state securities laws. However, we agreed to either amend any outstanding shelf registration statement, or file a shelf registration statement, on behalf of the holders of the Series B-1 and Series B-2 preferred stock no later than January 2003 to assist in the disposition of the common stock received upon conversion of the Series B-1 and Series B-2 preferred stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for the years ended December 31, 2001 and 2000 are derived from our financial statements and other data about us. The consolidated financial statements for December 31, 2001 and 2000 were audited by our independent certified public accountants Mauldin & Jenkins, LLC. The selected consolidated financial data should be read in conjunction with our financial statements included elsewhere in this annual report.

                                                                     YEAR ENDED            YEAR ENDED
                                                                    DECEMBER 31,          DECEMBER 31,
                                                                        2001                  2000
                                                                    ------------          ------------
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Interest income ............................................        $      7,009          $      6,198
Interest expense ...........................................               3,911                 3,351
                                                                    ------------          ------------
     Net interest income ...................................               3,098                 2,847
Provision for loan losses ..................................                  50                   798
                                                                    ------------          ------------
     Net interest income after provision for loan losses ...               3,048                 2,049
Noninterest income .........................................                 132                    98
Noninterest expense ........................................               4,174                 8,967
                                                                    ------------          ------------
     Net loss ..............................................        $       (994)         $     (6,820)
                                                                    ============          ============

Weighted average shares outstanding ........................           1,469,250             1,522,622
Net loss per share .........................................        $       (.94)         $      (4.50)

BALANCE SHEET DATA (AT PERIOD END):
Total assets ...............................................        $     96,257          $     77,239
Earning assets .............................................              92,717                73,031
Federal funds sold and investment securities ...............              17,039                 3,456
Loans, net of unearned income ..............................              75,664                69,624
Allowance for loan losses ..................................                 839                 1,501
Deposits ...................................................              79,122                68,624
Borrowings .................................................               9,362                 2,687
Shareholders' equity .......................................               7,401                 5,020
Book value per common share ................................        $       5.04          $       3.42

PERFORMANCE RATIOS:
Return on average assets ...................................               (1.16%)              (10.09%)
Return on average equity ...................................              (14.06%)             (103.30%)
Interest rate spread .......................................                3.14%                 3.64%
Net interest margin ........................................                3.77%                 4.46%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans ..............                1.11%                 2.16%
Net charge-offs to average loans ...........................                 .94%                  .05%
Nonperforming loans to period end loans ....................                0.00%                 2.38%
Nonperforming assets to period end total assets ............                0.00%                 2.14%

CAPITAL AND LIQUIDITY RATIOS:
Leverage (4.00% required minimum) ..........................                7.19%                 6.93%
Risk-based capital
  Tier 1 ...................................................                9.12%                 7.31%
  Total ....................................................               10.20%                 8.56%
Average loans to average deposits ..........................               99.11%                 97.1%
Average equity to average assets ...........................                8.26%                  9.8%

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

         In the second quarter of 2001, we closed a private stock offering and raised net proceeds of approximately $4.5 million from the sale of 500,000 units consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. We also closed a subsequent private stock offering in the second quarter of 2001 and raised net proceeds of approximately $875,000 from the sale of 97,500 units consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. We used a portion of the proceeds of these offerings to repay the $2.5 million line of credit. In a third private stock offering in January 2002, we raised net proceeds of $100,000 from the sale of 10,000 units consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Pursuant to our agreement with the investors in the first two private offerings, we filed an initial shelf registration statement with the Securities and Exchange Commission on August 3, 2001. We filed a pre-effective amendment to the shelf registration statement on December 3, 2001 and the amended shelf registration statement was declared effective by the Securities and Exchange Commission on December 6, 2001. We agreed to add the common stock underlying the units issued in the third offering to the shelf registration statement when the first post-effective amendment to the shelf registration statement is filed. As of March 22, 2002, we have not filed a post-effective amendment to the shelf registration statement.

         On December 27, 2001 we entered into a definitive agreement to acquire all of the outstanding shares of Peachtree Capital Corporation, a Georgia corporation based in Atlanta which provides financial planning and securities brokerage services. This transaction was closed effective January 2, 2002. In exchange for all of the shares of Peachtree Capital Corporation, we paid $400,000 in cash and $450,000, or 76,792 shares of 9% convertible Series B-1 preferred stock and 76,792 shares of 9% convertible Series B-2 preferred stock to the current shareholders of Peachtree Capital Corporation, Caroline O. and Steven Harless. The Series B-1 and Series B-2 preferred stock issued in the Peachtree Capital Corporation acquisition are subject to restrictions on transferability and resale, and may not be transferred or resold except as permitted under the Securities Act and applicable state securities laws. However, we agreed to either amend any outstanding shelf registration statement, or file a shelf registration statement, on behalf of the holders of the Series B-1 and Series B-2 preferred stock no later than January 2003 to assist in the disposition of the common stock received upon conversion of the Series B-1 and Series B-2 preferred stock.

ANALYSIS OF THE FISCAL YEARS ENDED DECEMBER 31, 2001 AND 2000

         During the year ended December 31, 2001, our assets grew from $77,238,970 to $96,257,083. Primarily due to our increased asset base, our interest income, net of interest expense, grew from $2,847,095 for the year ended December 31, 2000 to $3,098,276 for the year ended December 31, 2001. Our provision for loan losses decreased from $798,000 for the year ended December 31, 2000 to $50,000 for the year ended December 31, 2001. Thus, after deductions for interest expense and provision for loan losses, our net interest income grew from $2,049,095 for the year ended December 31, 2000 to $3,048,276 for the year ended December 31, 2001. Noninterest income increased from $97,717 for the year ended December 31, 2000 to $131,740 for the year ended December 31, 2001. Additionally, noninterest expense decreased from $8,966,909 for the year ended December 31, 2000 to $4,174,406 for the year ended December 31, 2001, which resulted in a net loss of $994,390 for the year ended December 31, 2001, as compared to a net loss of $6,820,097 for the year ended December 31, 2000.

         At December 31, 2001, our assets consisted of securities held to maturity of $12,927,505, federal funds sold of $3,601,000, other investments of $510,000, net loans of $74,825,784, property at cost less accumulated depreciation of $1,420,066, cash and due from banks of $704,435, accrued interest receivable of $639,209, and other assets totaling $1,629,084. Our liabilities at December 31, 2001 were $88,856,073, consisting of deposits of $79,122,111 and accrued expenses and other liabilities of $371,982 and other borrowings of $9,361,980. Our shareholders' equity totaled $7,401,010 at December 31, 2001.

RESULTS OF OPERATIONS

         Net Income. We incurred a loss of $994,390, or $.94 per share for the year ended December 31, 2001. We earned $3,098,276 in net interest income and $131,740 in noninterest income for the year, but these amounts were offset by noninterest expense of $4,174,406, and a provision for loan losses of $50,000.

         We incurred a loss of $6,820,097, or $4.50 per share for the year ended December 31, 2000. We earned $2,847,095 in net interest income and $97,717 in noninterest income for the year, but these amounts were offset by noninterest expense of $8,966,909, and a provision for loan losses of $798,000.

         Net Interest Income. Our primary source of revenue is net interest income, which is the difference between income on interest-earning assets and expense on interest-bearing liabilities. Our net interest income was $3,098,276 for the year ended December 31, 2001. Net interest spread, the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.14% for the year ended December 31, 2001. Our net interest margin, which is net interest income divided by average interest-earning assets, was 3.77% for the year ended December 31, 2001. Average loans comprised 92% of our average earning assets in 2001.

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

         Average Balances, Income and Expenses, and Rates. The following table depicts, for the periods indicated, information related to our average balance sheet. The average yields on assets and average costs of liabilities represent the annualized rates for December 31, 2001 and 2000. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.

                AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                                        YEAR ENDED DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                                                                 2001                                    2000
                                                   --------------------------------       ---------------------------------
                                                    AVERAGE       INCOME/    YIELD/        AVERAGE      INCOME/       YIELD/
                                                    BALANCE      EXPENSE      RATE         BALANCE      EXPENSE       RATE
                                                   --------------------------------       ---------------------------------
                                                                             (DOLLARS IN THOUSANDS)
ASSETS
Interest earning assets:
   Loans ....................................      $ 75,501      $ 6,655       8.81%      $ 57,302      $ 5,789       10.26%
   Interest bearing deposits ................           165            4       2.45             11            1        9.09
   Investment securities ....................         2,901          195       6.72             65            8        7.75
   Federal funds sold .......................         3,543          155       4.38          6,181          400        6.48
                                                   --------      -------      -----       --------      -------      ------
        Total interest earning assets .......        82,110        7,009       8.52%        63,559        6,198        9.72%
   Other assets .............................         3,543                                  4,018
                                                   --------                               --------
     Total assets ...........................      $ 85,653                               $ 67,577
                                                   ========                               ========

LIABILITIES
   Interest-bearing liabilities:
   Interest-bearing transaction accounts ....      $  2,441           88       3.61%      $  1,897      $    67        3.51%
   Money market accounts ....................        20,171          769       3.81         11,642          627        5.39
   Savings deposits .........................            94            2       2.53             51            1        2.69
   Time deposits ............................        48,035        2,945       6.13         40,393        2,552        6.32
   Other borrowing ..........................         1,993          107       5.35          1,125          104        9.24
                                                   --------      -------      -----       --------      -------      ------
   Total interest-bearing liabilities .......        72,734        3,911       5.38%        55,108        3,351        6.08%
   Noninterest-bearing deposits .............         5,440                                  5,062
   Other liabilities ........................           406                                    804
   Shareholders' equity .....................         7,073                                  6,603
                                                   --------                               --------
   Total liabilities and shareholders' equity      $ 85,653                               $ 67,577
                                                   ========                               ========

   Net interest spread ......................                                  3.14%                                   3.64%
                                                                 -------      =====                     -------      ======
   Net interest income/margin ...............                    $ 3,098       3.77%                    $ 2,847        4.46%
                                                                 =======      =====                     =======      ======

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

          One monitoring technique we employ is the measurement of our interest rate sensitivity "gap," which is the difference between the amount of interest-earning assets and interest-bearing liabilities that mature or may reprice within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a "gap" basis, we are in a negative gap position over the cumulative one-year time frame as of December 31, 2001. However, gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.

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

         We anticipate that a significant portion of our deposits will be obtained over the Internet, and that these deposits will be generally more susceptible to withdrawal by depositors who are particularly rate-sensitive. To manage the interest rate risk associated with these deposits, we have implemented the following strategies:

- We will attempt to minimize the amount of long-term, fixed rate residential mortgages that we hold in our loan portfolio;

- We will maintain a short duration in our investment portfolio to lower the average maturity of our assets to more closely match the average maturity of our liabilities.

         The following tables summarize the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001 and 2000 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated in the following tables, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

INTEREST RATE SENSITIVITY ANALYSIS

                                                                           DECEMBER 31, 2001
                                              ------------------------------------------------------------------------
                                               WITHIN     AFTER THREE BUT     AFTER ONE      AFTER FIVE
                                               THREE       WITHIN TWELVE     BUT  WITHIN      YEARS OR
                                               MONTHS         MONTHS          FIVE YEARS     NONSENSITIVE      TOTAL
                                              --------    ---------------    -----------     ------------     --------
                                                                         (DOLLARS IN THOUSANDS)
ASSETS
 Interest-earning assets:
   Interest bearing deposits in banks ..      $     74       $       0        $       0        $      0       $     74
   Loans ...............................        39,528           5,865           14,746          15,643         75,782
   Investment securities ...............           450               0                0          12,928         13,378
   Federal funds sold ..................         3,601               0                0               0          3,601
                                              --------       ---------        ---------        --------       --------
     Total interest-earning assets .....      $ 43,653       $   5,865        $  14,746        $ 28,571       $ 92,835
                                              ========       =========        =========        ========       ========

LIABILITIES
   Money market and NOW accounts .......      $ 28,003       $       0        $       0        $      0       $ 28,003
   Savings deposits
                                                    88               0                0               0             88
   Time deposits .......................        14,116          24,305            5,299               0         43,720
    Other liabilities ..................            20              62            5,280           4,000          9,362
                                              --------       ---------        ---------        --------       --------
     Total liabilities/capital .........      $ 42,227       $  24,367        $  10,579        $  4,000       $ 81,173
                                              ========       =========        =========        ========       ========

 Interest-sensitivity gap ..............      $  1,426       $ (18,502)       $   4,167        $ 24,571       $ 11,662
                                              ========       =========        =========        ========       ========
 Cumulative interest-sensitivity gap ...      $  1,426       $ (17,076)       $ (12,909)       $ 11,662       $ 11,662
                                              ========       =========        =========        ========       ========
Ratio of interest-sensitivity gap to
   total earning assets ................          1.54%         (19.93%)           4.49%          26.47%
Ratio of cumulative
interest-sensitivity gap to total
earning assets .........................          1.54%         (18.39%)         (13.91%)         12.56%

                                                                            DECEMBER 31, 2000
                                            -----------------------------------------------------------------------------
                                                            AFTER THREE BUT     AFTER ONE       AFTER FIVE
                                               WITHIN           WITHIN         BUT WITHIN        YEARS OR
                                            THREE MONTHS     TWELVE MONTHS     FIVE YEARS      NONSENSITIVE       TOTAL
                                            ------------    ---------------    ----------      ------------      --------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
 Interest-earning assets:
   Interest bearing deposits in banks ..       $     11        $       0         $      0        $      0        $     11
   Loans ...............................         43,902            2,147           17,045           6,741          69,835
   Investment securities ...............             66
                                                                       0                0               0              66
   Federal funds sold ..................          3,330                0                0               0           3,330
                                               --------        ---------         --------        --------        --------
     Total interest-earning assets .....       $ 47,309        $   2,147         $ 17,045        $  6,741        $ 73,242
                                               ========        =========         ========        ========        ========

LIABILITIES
 Money market and NOW accounts .........       $ 13,234        $       0         $      0        $      0        $ 13,234
   Savings deposits ....................             73                0                0               0              73
   Time deposits .......................         12,992           32,973            3,307               0          49,272
   Other liabilities ...................             18            2,556              113               0           2,687
                                               --------        ---------         --------        --------        --------
     Total liabilities/capital .........       $ 26,317        $  35,529         $  3,420        $      0        $ 65,266
                                               ========        =========         ========        ========        ========

 Interest-sensitivity gap ..............       $ 20,992        $ (33,382)        $ 13,625        $  6,741        $  7,966
                                               ========        =========         ========        ========        ========
 Cumulative interest-sensitivity gap ...       $ 20,992        $ (12,390)        $  1,235        $  7,966        $  7,966
                                               ========        =========         ========        ========        ========
Ratio of interest-sensitivity gap to
   total earning assets ................          28.66%          (45.58)%          18.60%           9.20%
Ratio of cumulative
   interest-sensitivity gap to total
   earning assets ......................          28.66%          (16.92)%           1.69%          10.89%

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

                                                            YEAR ENDED DECEMBER 31, 2001
                                                   AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000
                                                  ------------------------------------------------
                                                  NET INCREASE        INCREASE          INCREASE
                                                   (DECREASE)        (DECREASE)         (DECREASE)

                                                                     DUE TO RATE    DUE TO VOLUME
                                                  ------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Interest earning assets
   Loans ....................................        $   866         $  (1,169)        $   2,035
   Interest earning deposit .................              3                (3)                6
   Investment securities ....................            187              (850)            1,037
   Federal funds sold .......................           (245)              (60)             (185)
                                                     -------         ---------         ---------
      Total interest income .................            811            (2,082)            2,893
                                                     -------         ---------         ---------

Interest-bearing liabilities--deposits ......            556              (471)            1,027
Short-term borrowing ........................              4              (789)              793
                                                     -------         ---------         ---------
     Total interest expense .................            560            (1,260)            1,820
                                                     -------         ---------         ---------

Change in net interest income ...............        $   251         $    (822)        $   1,073
                                                     =======         =========         =========

                                                          YEAR ENDED DECEMBER 31, 2000
                                                   AS COMPARED TO THE YEAR ENDED DECEMBER 31,
                                                                        1999
                                                 -----------------------------------------------
                                                 NET INCREASE         INCREASE         INCREASE
                                                  (DECREASE)         (DECREASE)       (DECREASE)

                                                                   DUE TO RATE     DUE TO VOLUME
                                                 -----------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Interest earning assets
   Loans ....................................        $  2,967         $   345         $   2,622
   Interest earning deposit .................              --              --                --
   Investment securities ....................            (241)              4              (245)
   Federal funds sold .......................              82             100               (18)
                                                     --------         -------         ---------
      Total interest income .................           2,808             449             2,359
                                                     --------         -------         ---------

Interest-bearing liabilities--deposits ......           1,787             493             1,294
Short-term borrowing ........................              83               9                74
                                                     --------         -------         ---------
     Total interest expense .................           1,870             502             1,368
                                                     --------         -------         ---------

Change in net interest income ...............        $    938         $   (53)        $     991
                                                     ========         =======         =========

         Provision and Allowance for Loan Losses. We have established an allowance for loan losses through a provision for loan losses charged to expense. The allowance represents an amount which we believe will be adequate to absorb losses on existing loans that may become uncollectible. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of such factors as the balance of impaired loans, changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and a review of specific problem loans. We adjust the amount of the allowance periodically based on changing circumstances. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance. A loan is impaired when it is probable that we will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of expected payments, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on obtainable market prices, or, for loans that are solely dependent on the collateral for repayment, the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

         In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and they may require us to record additions to the allowance based on their review of information available to them at the time of their examinations.

         At December 31, 2001, our allowance for loan losses amounted to $838,650, or 1.11% of outstanding loans. At December 31, 2000 our allowance for loan losses amounted to $1,500,934, representing 2.16% of outstanding loans. The decrease in our allowance for loan losses during the year ended December 31, 2001 of approximately $662,000 resulted from net loans charged off of approximately $712,000 partially offset by a $50,000 provision for loan losses. The loans that were charged off during the year were reserved for at December 31, 2000. Our provision for loan losses for the years ended December 31, 2001 and 2000 was $50,000 and $798,000, respectively.

         We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion based on the borrower's financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. If interest income had been accrued, interest income associated with nonaccrual loans would have been approximately $0 and $78,000 as of December 31, 2001 and 2000, respectively. We had no non-performing loans at December 31, 2001 and three non-performing loans totaling $1,654,203 at December 31, 2000. At December 31, 2001, we had six loans totaling approximately $369,000 that were delinquent by more than 30 days. At December 31, 2000, we had six loans totaling $1,136,000 that were delinquent by more than 30 days.

         We do not include loans that are current as to principal and interest in our nonperforming assets categories. However, we will still classify a current loan as a potential problem loan if we develop serious doubts about the borrower's future performance under the terms of the loan contract. On December 31, 2001 we had three loans totaling $1,087,528 which we considered to be potential problem loans. On December 31, 2000 we had two loans totaling $961,722 which we considered to be potential problem loans. We consider the level of potential problem loans in our determination of the adequacy of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES

         The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                                   YEAR ENDED          YEAR ENDED
                                                                  DECEMBER 31,        DECEMBER 31,
                                                                     2001               2000
                                                                  ------------        ------------
                                                                      (DOLLARS IN THOUSANDS)
   Average loans outstanding .............................        $   75,501          $   57,302
                                                                  ==========          ==========
   Loans outstanding at period end .......................        $   75,664          $   69,624
                                                                  ==========          ==========
   Total nonperforming loans .............................        $        0          $    1,654
                                                                  ==========          ==========

   Beginning balance of allowance ........................        $    1,501          $      730
   Loans charged off .....................................              (712)                (27)

   Recoveries of previous charge-offs ....................                 0                   0
                                                                  ----------          ----------

   Net loans charged-off .................................              (712)                (27)
   Provision for loan losses .............................                50                 798
                                                                  ----------          ----------
   Balance at period end .................................        $      839          $    1,501
                                                                  ==========          ==========

   Net charge-offs to average loans ......................               .94%                .05%
   Allowance as percent of total loans ...................              1.11%               2.16%
   Nonperforming loans as a percentage of total loans ....                 0%               2.38%
   Allowance as a percent of nonperforming loans .........                 0%              90.73%

At December 31, 2001 and 2000, the allowance was allocated as follows:

                                                                       PERCENTAGE OF                      PERCENTAGE OF
                                                   YEAR ENDED          LOANS IN EACH    YEAR ENDED        LOANS IN EACH
                                                   DECEMBER 31,         CATEGORY TO     DECEMBER 31,       CATEGORY TO
                                                       2001             TOTAL LOANS        2000            TOTAL LOANS
                                                   ------------        -------------    ------------      -------------
Commercial                                           $345,293               18.29%      $   237,000            26.36%
Real Estate - individual                               71,252               38.08%           29,000             9.06%
Real Estate - commercial                              349,270               38.05%        1,171,934            59.88%
Installment loans to individuals                       44,347                5.58%           28,000             4.70%
Unallocated                                            28,488                  --%           35,000               --%
                                                     --------              ------       -----------           ------
Total                                                $838,650              100.00%      $ 1,500,934           100.00%
                                                     ========              ======       ===========           ======


         Noninterest Income. Currently, our primary sources of noninterest income are mortgage origination fees and service charges on deposit accounts. We generated $46,651 and $85,089 in mortgage origination fees and deposit service charges, respectively, during the year ended December 31, 2001, which represented 35.41% and

64.59%, respectively, of the total noninterest income of $131,740 we earned during the year. We experienced an increase in mortgage origination activity in 2001. On an annualized basis, our noninterest income represented only 0.1% of our total assets at December 31, 2001. The ratio of noninterest income to assets is relatively low because in order to attract new banking relationships, we have charged lower fees than most other banks. Our other sources of noninterest income included loan maintenance fees, bankcard fees, commissions on check sales, safe deposit box rent, ATM fees, wire transfer fees, and official check fees. Our noninterest income for the year ended December 31, 2000 was $97,717.

         Noninterest Expense. Our noninterest expense for the years ended December 31, 2001 and 2000 totaled $4,174,406 and $8,966,909, respectively. We incurred significant professional and other outside services expenses in 2000, including legal, advertising, and public relations expenses to establish, promote, and implement our revised Internet business strategy. The following table sets forth the primary components of noninterest expense for these periods.

                                    NONINTEREST EXPENSE

                                                        YEAR ENDED         YEAR ENDED
                                                        DECEMBER 31,      DECEMBER 31,
                                                            2001             2000
                                                        ------------      ------------
                                                             (DOLLARS IN THOUSANDS)

Salaries and other compensation ..................        $  1,803        $  2,746
Employee benefits ................................             329             661
Net occupancy and equipment expense ..............           1,386           1,310
Professional and other outside services ..........             421           3,689
Other expense ....................................             235             561
                                                          --------        --------
Total ............................................        $  4,174        $  8,967
                                                          ========        ========

         Operating expenses for the year ended December 31, 2001 totaled $4,174,406, including salaries and other compensation of $1,802,689, employee benefits expenses of $329,466, occupancy and equipment expenses of $1,386,151, professional and other outside services of $421,171, and other expenses of $234,929.

         We incurred significant increases in operating expenses in the year ended December 31, 2000 in connection with the launch of a new business strategy in the first quarter of 2000. The primary components of these expenses included additional staffing, occupancy, and professional expenses to support our projected growth, marketing expenses to promote our products and services, expenses related to our joint venture with Talisman, our proposed private stock offering, and our other Internet related alliances and other general operating expenses. As described above, we announced the reevaluation of this business strategy and the restructuring of management in July 2000, which included the elimination of some senior level positions, to reduce costs at the holding company level. We have now eliminated most of the ongoing expenses related to our former business strategy by terminating strategic alliances, canceling advertising and other contracts related to our former strategy, and laying off a number of employees, including members of senior management. As a result of this reevaluation of our business strategies, during 2000 we wrote off certain costs which had previously been capitalized. These write-offs included $693,173 related to a private stock offering, which was suspended due to adverse market conditions. Additionally, unamortized prepaid marketing related costs of $125,000 were written off related to certain suspended business strategies.

         We significantly decreased operating expenses in the year ended December 31, 2001. These decreases were achieved as management has executed its strategy focusing on community banking utilizing our Internet capability to market its products and services. Salaries and employee benefit cost was reduced by $1,275,092, professional and other outside service cost was reduced by $3,267,823 and other operating expense was reduced by $325,699.

         Income Tax Expense. As of December 31, 2001, our accumulated deficit was approximately $11,608,000. We had a cumulative net operating loss carryforward of approximately $10,655,000 for income tax purposes for the year ended December 31, 2001. Our ability to realize a deferred tax benefit as a result of net operating losses will depend upon whether we have sufficient taxable income of an appropriate character in the carryforward periods. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. We then establish a valuation allowance to reduce the deferred tax asset to the level that it is "more likely than not" that we will realize the tax benefit. We have fully offset the deferred tax assets resulting primarily from the provision for loan losses and the operating loss carry forwards by a valuation allowance in the same amount.

ANALYSIS OF FINANCIAL CONDITION

         Total consolidated assets increased by $19,018,113, or 24.6%, to $96,257,083 during the year ended December 31, 2001. The increase was generated primarily through a net increase in deposits of $10,497,947, or 15.3%.

         Loans. Loans often provide higher yields than the other types of earning assets, and thus one of our goals is for loans to be the largest category of our earning assets. At December 31, 2001 and 2000, loans accounted for 82% and 95%, respectively of our earning assets. Loans averaged $75.5 million and $57.3 million for the years ended December 31, 2001 and 2000, respectively.

         The following tables show the composition of our loan portfolio by category for the periods indicated:

                          COMPOSITION OF LOAN PORTFOLIO

                                                            DECEMBER 31,                    DECEMBER 31,
                                                                2001                            2000
                                                    -------------------------         -------------------------
                                                                       PERCENT                          PERCENT
                                                     AMOUNT           OF TOTAL         AMOUNT           OF TOTAL
                                                    ---------         --------        ---------         --------
                                                      (DOLLARS IN THOUSANDS)
         Commercial ........................        $  13,860           18.29%        $  18,409           26.36%
         Real estate-commercial ............           28,838           38.05%           41,817           59.88%
         Real estate-individual ............           28,854           38.08%            6,324            9.06%
         Consumer and other ................            4,230            5.58%            3,285            4.70%
                                                    ---------         -------         ---------         -------
              Total loans ..................           75,782          100.00%           69,835          100.00%
                                                    ---------         -------         ---------         -------
         Less:
            Net deferred loan fees .........             (117)                             (211)
            Allowance for loan losses ......             (839)                           (1,501)
                                                    ---------         -------         ---------         -------

              Total net loans ..............        $  74,826                         $  68,123
                                                    ---------         -------         ---------         -------

         In the context of this discussion, we define a "real estate loan" as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we limit our loan-to-value ratio to 80%. A significant portion of our commercial loans provide working capital to small businesses. Our largest categories of loans, individual real estate and commercial real estate loans, totaled $57.7 million and represented 76% of the loan portfolio at December 31, 2001, compared to $48.1 million and 69% of the loan portfolio at December 31, 2000. Individual real estate loans totaled $28.9 million and represented 38% of the loan portfolio at

December 31, 2001, compared to $6.3 million or 9% of the loan portfolio at December 31, 2000. We increased individual real estate loans by approximately $22.5 million and decreased commercial real estate loans by approximately $13.0 million during the year ended December 31, 2001. The shift from commercial real estate loans to individual real estate loans significantly lowers credit risk characteristics of our loan portfolio.

         The repayment of loans in the loan portfolio as they mature is one of our sources of liquidity. The following table sets forth our loans maturing within specified intervals at December 31, 2001 and 2000. This information is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Of course, loan renewals are subject to our review and credit approval, as well as modification of the original loan terms.

LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                              DECEMBER 31, 2001
                                      ------------------------------------------------------------
                                                     OVER ONE YEAR
                                       ONE YEAR        THROUGH         OVER FIVE
                                       OR LESS        FIVE YEARS          YEARS            TOTAL
                                      ---------      --------------    ----------        ---------
                                                           (DOLLARS IN THOUSANDS)
Commercial ...................        $   6,558        $   6,615        $     687        $  13,860
Real estate-commercial .......           12,272           11,194            5,372           28,838
Real estate-individual .......           10,785            3,957           14,112           28,854
All other loans ..............            1,155            1,549            1,526            4,230
                                      ---------        ---------        ---------        ---------
                                      $  30,770        $  23,315        $  21,697        $  75,782
                                      =========        =========        =========        =========

Loans maturing after one year with:
Fixed interest rates.................................................................    $  30,388
Floating interest rates..............................................................    $  14,624

                                                              DECEMBER 31, 2000
                                      ------------------------------------------------------------
                                                     OVER ONE YEAR
                                       ONE YEAR        THROUGH         OVER FIVE
                                       OR LESS        FIVE YEARS          YEARS            TOTAL
                                      ---------      --------------    ----------        ---------
                                                           (DOLLARS IN THOUSANDS)
Commercial ...................        $  13,726        $   4,683        $      --        $  18,409
Real estate-commercial .......           25,280           11,591            4,946           41,817
Real estate-individual .......            4,507               22            1,795            6,324
All other loans ..............            2,536              749               --            3,285
                                      ---------        ---------        ---------        ---------
                                      $  46,049        $  17,045        $   6,741        $  69,835
                                      =========        =========        =========        =========

Loans maturing after one year with:
Fixed interest rates.................................................................    $  23,786
Floating interest rates..............................................................           --

         Investment Securities. Our average investment securities portfolio represented 3.5% and .10% of our average earning assets for the years ended December 31, 2001 and 2000, respectively. Other investments at December 31, 2001 consisted of investments in U.S. government agency bonds and mortgage backed securities and common stock in the Federal Home Loan Bank of Atlanta and in The Godfrey Bank.

         The following table summarizes the book value of securities for the dates indicated.

SECURITIES PORTFOLIO

                                      DECEMBER 31,        DECEMBER 31,
                                          2001                2000
                                    -----------------  -------------------
                                           (DOLLARS IN THOUSANDS)
Held-to-maturity securities:
U.S. Government agencies.........   $       7,997      $        --
CMO                                         4,931               --
Common stock.....................              60               60
Other stock......................             450               66
                                    -------------      -----------

Total............................   $      13,438      $       126
                                    =============      ===========

         The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 2001. The contractual maturity schedule for the year ended December 31, 2000 is not presented since there were no investments with contract maturities.

             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

DECEMBER 31, 2001

                                                                      AFTER ONE
                                                                 BUT WITHIN                   AFTER
                                  WITHIN ONE YEAR                FIVE YEARS                 FIVE YEARS
                              -------------------------    ------------------------   -----------------------
                                 AMOUNT         YIELD        AMOUNT        YIELD        AMOUNT       YIELD
                              -------------    --------    ------------   ---------   -----------  ----------
                                                           (DOLLARS IN THOUSANDS)
Held-to-maturity securities:
   U.S. government
     agencies..............   $        -            -      $      -            -      $  7,997       6.78%
   CMO                                 -            -      $      -            -         4,931       6.25%
   Common stock (1) .......           60            -             -            -             -           -
   Other stock.............          450            -             -            -             -           -
                              ----------       ------      --------       ------      --------     -------
 Total investment securities  $      510           0%      $      0           0%      $ 12,928       6.67%
                              ==========       ======      ========       ======      ========     =======

         (1) Yield based on dividends paid.

         Short-Term Investments. Our short-term investments, which consist of federal funds sold, averaged $3.5 million and $6.2 million for the years ended December 31, 2001 and 2000. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

         Deposits and Other Interest-Bearing Liabilities. Average interest-bearing liabilities totaled $72.7 million, or 85% of average assets in 2001. Average interest-bearing liabilities totaled $55.1 million, or 82% of average assets, for the year ended December 31, 2000.

Deposits. Average interest-bearing deposits totaled $70.7 million and $54.0 million for the years ended December 31, 2001 and 2000. At December 31, 2001, total deposits were $79.1 million and averaged $76.2 million for the year then ended. The following table sets forth our deposits by category for the periods indicated.

                                    DEPOSITS

                                                   DECEMBER 31,                   DECEMBER 31,
                                                      2001                           2000
                                            -----------------------         ------------------------
                                                           PERCENT OF                       PERCENT OF
                                            AMOUNT          DEPOSITS        AMOUNT           DEPOSITS
                                            -------          ------         -------           ------
                                                             (DOLLARS IN THOUSANDS)

         Demand deposit accounts .          $ 7,311            9.24%          $ 6,045            8.81%
         NOW accounts ............            3,243            4.10%            2,520            3.67%
         Money market accounts ...           24,759           31.29%           10,714           15.61%
         Savings accounts ........               88            0.11%               73            0.11%
         Time deposits
           less than $100,000 ....           29,413           37.18%           33,548           48.89%
         Time deposits
           of $100,000 or over ...           14,308           18.08%           15,724           22.91%
                                            -------          ------           -------          ------
           Total deposits ........          $79,122          100.00%          $68,624          100.00%
                                            =======          ======           =======          ======

         The following table reflects the maturity distribution of our certificates of deposit of $100,000 or more at December 31, 2001 and 2000.

           MATURITIES OF CERTIFICATES OF DEPOSITS OF $100,000 OR MORE

                                                            AFTER SIX
                              WITHIN       AFTER THREE       THROUGH
                              THREE          THROUGH          TWELVE      AFTER TWELVE
                              MONTHS       SIX MONTHS         MONTHS         MONTHS          TOTAL
                              ------       ----------       ---------        ------          -----
                                                             (DOLLARS IN THOUSANDS)

December 31, 2001 ..          $5,580          $3,702          $4,716          $310          $14,308
                              ======          ======          ======          ====          =======
December 31, 2000 ..          $3,850          $4,468          $6,784          $622          $15,724
                              ======          ======          ======          ====          =======


         Borrowed funds. At December 31, 2001 and 2000, we had outstanding balances of $9,361,980 and $2,686,880, respectively. The average rate we paid on borrowings for the years ended December 31, 2001 and 2000 was 5.35% and 9.24%, respectively. In August 2000, we obtained a $2.5 million line of credit, guaranteed by our directors, to pay expenses related to our former business strategy and to support the development of our new strategy. This line of credit was repaid in June 2001. In 2001, we entered into agreements with the Federal Home Loan Bank to borrow $9,000,000 to fund loan growth. Additionally, we borrowed $250,000 from a bank in order to fund the purchase of Peachtree Capital Corporation.

                                    CAPITAL

         Total shareholders' equity at December 31, 2001 was approximately $7.4 million, compared with shareholders' equity $5.0 million as of December 31, 2000. This increase was attributable to net proceeds of approximately $3.4 million related to private stock offerings offset by a net loss for the year ended December 31, 2001 of $994,390.

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

         Quantitative measures established by regulation to ensure capital adequacy require ebank to maintain minimum amounts and ratios. The primary regulatory agency for ebank, the Office of Thrift Supervision, requires ebank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0%, and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2001, ebank had total, core, tangible, and Tier 1 capital to risk weighted assets ratios of 10.20%, 7.19%, 7.19% and 9.12%, respectively.

         The OTS has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         We believe that, as of December 31, 2001, we meet all capital requirements to which we are subject.

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

         We sold 1,469,250 shares during our initial public offering in 1998, with net proceeds after offering expenses of $13.7 million. We used approximately $8.5 million of the proceeds of the offering to capitalize ebank, and we retained the remaining offering proceeds to provide working capital for ebank.com, Inc. As noted above, we commenced a private offering to fund expenses related to our new business strategy that we launched in the first quarter of 2000. Due to adverse market conditions, we suspended this offering. We incurred a substantial amount of expenditures at the holding company level and, as a result of the failed offering, lacked sufficient liquidity at the holding company level to pursue our business strategy. Consequently, in July 2000, we announced the restructuring of management, which included the elimination of some senior level positions, and the reevaluation of certain business strategies to reduce costs at the holding company level. In July 2000, we closed on a $2.5 million line of credit to repay amounts due to our bank subsidiary and provide working capital for the holding company.

         In the second quarter of 2001, we closed a private stock offering and raised net proceeds of approximately $4.5 million from the sale of 500,000 units. In a subsequent private stock offering in the second quarter of 2001, we raised net proceeds of approximately $875,000 from the sale of 97,500 units. We used a portion of the proceeds of these two offerings to repay the $2.5 million line of credit. In a third private stock offering in January 2002, we raised net proceeds of $100,000 from the sale of 10,000 units.

         Our funds sold position, which is usually our primary source of liquidity, averaged $3.5 million and $6.1 million for the years ended December 31, 2001 and 2000, respectively. The actual funds sold position was $3.6 million and $3.3 million on December 31, 2001 and 2000, respectively.

         We believe at December 31, 2001 we had a satisfactory liquidity position at the bank level as total cash, cash equivalents, and federal funds sold amounted to approximately $4.31 million, or 4.47% of total assets. We also consider our ability to maintain and expand our deposit base and borrowing capabilities to be a source of liquidity. During 2001, total deposits increased from $68.6 million to $79.1 million, representing an increase of 15.3%.

         We regularly review our liquidity position and have implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

ITEM 7.  FINANCIAL STATEMENTS

         Our consolidated financial statements, including our consolidated balance sheet as of December 31, 2001 and 2000 and consolidated statements of income, consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the two years ended December 31, 2001, together with the report thereto of Mauldin & Jenkins, LLC dated March 1, 2002, and the schedule containing certain supporting information are attached hereto as pages F-1 through F-27.

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

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

2.1 Stock Purchase Agreement among ebank.com, Inc., Peachtree Capital Corporation, Caroline O. Harless, and Steven Harless, dated December 27, 2001 (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on December 28, 2001, File No. 000-24043.)

2.2 Letter Agreement regarding the Closing Date of Stock Purchase Agreement among ebank.com, Inc., Peachtree Capital Corporation, Caroline O. Harless, and Steven Harless, dated December 27, 2001.

3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

3.2 Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1.1 to the Company's Form 8-K filed on April 23, 1999, File No. 000-24043.)

3.3 Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB filed on April 2, 2001, File No. 000-24043.)

3.4 Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)

3.5 Articles of Amendment to the Articles of Incorporation effective December 21, 2001.

3.6 Articles of Amendment to the Articles of Incorporation effective December 28, 2001.

3.7 Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

4.1 Articles of Incorporation of the Company, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6 and incorporated herein by reference.

4.2 Bylaws of the Company, filed as Exhibits 3.7 and incorporated herein by reference.

4.3      Specimen Common Stock Certificate (Incorporated by reference to
         Exhibit 4.2 to the Company's Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

4.4 *ebank.com, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 filed October 5, 1999.)

4.5 *ebank.com, Inc. First Amendment to the 1998 Stock Incentive Plan as adopted by the Board of Directors on September 20, 1999 (Incorporated by reference to Exhibit 4.4 to the Company's Form 10-KSB filed on April 12, 2000, File No. 000-24043.)

10.1 Lease Agreement dated October 14, 1997, between the Company, as lessee, and Regent Paces Ferry Office I, Inc., as lessor (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

10.2 Phoenix International Ltd., Inc. Software License Agreement (Incorporated by reference to Exhibit 10.5 of pre-effective amendment No. 1 to the Company's Registration Statement on Form SB-2 filed on March 6, 1998, File No. 333-41545.)

10.3 First Amendment to Lease Agreement dated June 4, 1998 between the Company and Regent Paces Ferry Office I, Inc. (Incorporated by reference to Exhibit 10.8 to the Company's Form 10-KSB filed on April 2, 2001, File No. 000-24043.)

10.4 Sublease dated March 15, 1999 between the Bank and The Bankers Bank (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-KSB filed on April 12, 2000, File No. 000-24043.)

10.5 *Letter of Agreement dated May 14, 1999 between the Company and Fountainhead Strategic Solutions, LLC (Incorporated by reference to
         Exhibit 10.12 to the Company's Form 10-KSB filed on April 12, 2000, File No. 000-24043.)

10.6 Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated September 11, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB filed on November 14, 2000, File No. 000-24043.)

10.7 First Amendment to the Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated November 13, 2000 (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-KSB filed on April 2, 2001, File No. 000-24043.)

10.8 Second Amendment to the Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated January 16, 2001 (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-KSB filed on April 2, 2001, File No. 000-24043.)

10.9 Loan and Stock Pledge Agreement between ebank.com, Inc. and The Bankers Bank dated July 31, 2000 (Incorporated by reference to Exhibit
         10.2 to the Company's Form 10-QSB filed on November 14, 2000, File No. 000-24043.)

10.10 Third Amendment to Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated June 5, 2001 (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)

10.11 Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated June 18, 2001 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)

10.12 *Employment Agreement between James L. Box and ebank.com, Inc. dated June 18, 2001 (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)

10.13 *Employment Agreement between Wayne W. Byers and ebank.com, Inc. dated December 1, 2000 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB filed on May 15, 2001, File No. 000-24043.)

10.14 *Form of ebank.com, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)

16.1 Letter of BDO Seidman, LLP dated August 24, 2000, to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 of the Form 8-K filed by the Company on August 25, 2000)

21.1.    Subsidiaries of the Company

23.1     Consent of Mauldin & Jenkins, LLC for active S-8

24       Power of Attorney (contained on the signature page hereof)

         * Denotes management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         The following report was filed on Form 8-K by the Company during the quarter ended December 31, 2001.

Form 8-K filed with the SEC on December 28, 2001 announcing that ebank.com, Inc. entered into a definitive agreement to acquire all of the outstanding stock of Peachtree Capital Corporation, a Georgia corporation based in Atlanta which provides financial planning and securities brokerage services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            EBANK.COM, INC.

Date: March 28, 2002                        By:      /s/ James L. Box
     ----------------------                    --------------------------------
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

Signature                                            Title                            Date
---------                                            -----                            ----

/s/ James L. Box
------------------------------------
James L. Box                                         Director                   March 28, 2002

/s/ Gary M. Bremer
------------------------------------
Gary M. Bremer                                       Director                   March 28, 2002


------------------------------------
Greg Corona                                          Director


/s/ Terry L. Ferrero
------------------------------------
Terry L. Ferrero                                     Director                   March 28, 2002


/s/ Stephen R. Gross
------------------------------------                 Director                   March 28, 2002
Stephen R. Gross


/s/ Caroline O. Harless
------------------------------------
Caroline O. Harless                                  Director                   March 28, 2002


------------------------------------
Richard D. Jackson                                   Director

/s/ Don Stout
------------------------------------
Don Stout                                            Director                   March 28, 2002

/s/ Wayne Byers                                      Chief Financial            March 28, 2002
------------------------------------                 Officer and Principal
Wayne Byers                                          Accounting Officer

                                EBANK.COM, INC.
                                 AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT

                               DECEMBER 31, 2001

                         EBANK.COM, INC. AND SUBSIDIARY

                         CONSOLIDATED FINANCIAL REPORT
                               DECEMBER 31, 2001


                               TABLE OF CONTENTS


                                                                                                                        Page
                                                                                                                        ----

INDEPENDENT AUDITOR'S REPORT.............................................................................................F-1

FINANCIAL STATEMENTS

     Consolidated balance sheets.........................................................................................F-2
     Consolidated statements of operations...............................................................................F-3
     Consolidated statements of comprehensive loss.......................................................................F-4
     Consolidated statements of stockholders' equity.....................................................................F-5
     Consolidated statements of cash flows...............................................................................F-6
     Notes to consolidated financial statements...................................................................F-7 - F-27

                          INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS
EBANK.COM, INC.
ATLANTA, GEORGIA


                  We have audited the accompanying consolidated balance sheets of EBANK.COM, INC. AND SUBSIDIARY as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


                  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ebank.com, Inc. and Subsidiary and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                    /s/ MAULDIN & JENKINS, LLC


Atlanta, Georgia
March 1, 2002

                                EBANK.COM, INC.
                                 and Subsidiary

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                       ASSETS                                           2001                    2000
                                                                                     ------------           ------------

Cash and due from banks                                                              $    630,811           $  2,163,472
Interest-bearing deposits in banks                                                         73,624                 11,284
Federal funds sold                                                                      3,601,000              3,330,000
Securities held-to-maturity, fair value of $12,667,769                                 12,927,505                     --
Other securities                                                                          510,000                125,600

Loans                                                                                  75,664,434             69,624,357
Less allowance for loan losses                                                            838,650              1,500,934
                                                                                     ------------           ------------
          Loans, net                                                                   74,825,784             68,123,423
                                                                                     ------------           ------------

Premises and equipment                                                                  1,420,066              2,141,767
Other assets                                                                            2,268,293              1,343,424
                                                                                     ------------           ------------

          Total assets                                                               $ 96,257,083           $ 77,238,970
                                                                                     ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing                                                              $  7,310,997           $  6,045,184
    Interest-bearing                                                                   71,811,114             62,578,980
                                                                                     ------------           ------------
          Total deposits                                                               79,122,111             68,624,164
Other borrowings                                                                        9,361,980              2,686,880
Other liabilities                                                                         371,982                907,486
                                                                                     ------------           ------------
          Total liabilities                                                            88,856,073             72,218,530
                                                                                     ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred, 8% cumulative; convertible into one share of common stock; par value, $.01; 10,000,000 shares authorized; 2,390,000 and 911,760 issued and outstanding at December 31, 2001 and December 31, 2000, respectively;
  accumulated undeclared dividends of $413,270 and
  $25,592 at December 31, 2001 and December 31, 2000, respectively                         23,900                  9,118
Series B-1 preferred, 9%, convertible into one share of
  common stock; no par value; 76,792 shares authorized, none issued                            --                     --
  Series B-2 preferred, 9%, convertible into one share of
  common stock; no par value; 76,792 shares authorized, none issued                            --                     --
Common stock, par value $0.01; 10,000,000 shares
  authorized; 1,469,250 issued and outstanding                                             14,693                 14,693
    Capital surplus                                                                    19,060,376             15,700,198
    Accumulated deficit                                                               (11,607,959)           (10,613,569)
    Accumulated other comprehensive loss                                                  (90,000)               (90,000)
                                                                                     ------------           ------------
          Total stockholders' equity                                                    7,401,010              5,020,440
                                                                                     ------------           ------------

          Total liabilities and stockholders' equity                                 $ 96,257,083           $ 77,238,970
                                                                                     ============           ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                EBANK.COM, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                           2001                 2000
                                                                       -----------           -----------

INTEREST INCOME
    Loans                                                              $ 6,656,236           $ 5,790,216
    Taxable securities                                                     193,674                 7,604
    Federal funds sold                                                     159,331               400,329
                                                                       -----------           -----------
          TOTAL INTEREST INCOME                                          7,009,241             6,198,149
                                                                       -----------           -----------

INTEREST EXPENSE
    Deposits                                                             3,804,286             3,247,133
    Other borrowings                                                       106,679               103,921
                                                                       -----------           -----------
          TOTAL INTEREST EXPENSE                                         3,910,965             3,351,054
                                                                       -----------           -----------

          Net interest income                                            3,098,276             2,847,095
PROVISION FOR LOAN LOSSES                                                   50,000               798,000
                                                                       -----------           -----------
          Net interest income after provision for loan losses            3,048,276             2,049,095
                                                                       -----------           -----------

OTHER INCOME
    Service charges and other fees                                          85,089                67,302
    Mortgage fee income                                                     46,651                30,415
                                                                       -----------           -----------
          TOTAL OTHER INCOME                                               131,740                97,717
                                                                       -----------           -----------

OTHER EXPENSE
    Salaries and employee benefits                                       2,132,155             3,407,247
    Equipment and occupancy expenses                                     1,386,151             1,310,040
    Professional and other outside services                                421,171             3,688,994
    Other operating expenses                                               234,929               560,628
                                                                       -----------           -----------
          TOTAL OTHER EXPENSES                                           4,174,406             8,966,909
                                                                       -----------           -----------

          Loss before income taxes                                        (994,390)           (6,820,097)

INCOME TAXES                                                                    --                    --
                                                                       -----------           -----------

          NET  LOSS                                                    $  (994,390)          $(6,820,097)
                                                                       ===========           ===========

BASIC AND DILUTED LOSSES PER COMMON SHARE                              $     (0.94)          $     (4.50)
                                                                       ===========           ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                EBANK.COM, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                     2001                 2000
                                                   ---------           -----------

NET LOSS                                           $(994,390)          $(6,820,097)

OTHER COMPREHENSIVE LOSS:

    Unrealized losses on other securities                 --               (88,350)
                                                   ---------           -----------

COMPREHENSIVE LOSS                                 $(994,390)          $(6,908,447)
                                                   =========           ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                EBANK.COM, INC.
                                 and Subsidiary

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                       ACCUMULATED
                                 PREFERRED STOCK        COMMON STOCK                                      OTHER        TOTAL
                               -------------------   --------------------    CAPITAL      ACCUMULATED COMPREHENSIVE STOCKHOLDERS'
                                SHARES   PAR VALUE    SHARES   PAR VALUE     SURPLUS        DEFICIT        LOSS        EQUITY
                               ---------   -------   ---------   -------   -----------   ------------    --------    -----------

BALANCE, DECEMBER 31, 1999            --   $    --   1,469,250   $14,693   $13,722,072   $ (3,793,472)   $ (1,650)   $ 9,941,643
    Net loss                          --        --          --        --            --     (6,820,097)         --     (6,820,097)
    Issuance of
       preferred stock           911,760     9,118          --        --     1,978,126             --          --      1,987,244
    Other comprehensive loss          --        --          --        --            --             --     (88,350)       (88,350)
                               ---------   -------   ---------   -------   -----------   ------------    --------    -----------
BALANCE, DECEMBER 31, 2000       911,760     9,118   1,469,250    14,693    15,700,198    (10,613,569)    (90,000)     5,020,440
    Net loss                          --        --          --        --            --       (994,390)         --       (994,390)
    Issuance of
       preferred stock         1,478,240    14,782          --        --     3,360,178             --          --      3,374,960
                               ---------   -------   ---------   -------   -----------   ------------    --------    -----------
BALANCE, DECEMBER 31, 2001     2,390,000   $23,900   1,469,250   $14,693   $19,060,376   $(11,607,959)   $(90,000)   $ 7,401,010
                               =========   =======   =========   =======   ===========   ============    ========    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                EBANK.COM, INC.
                                 and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                         2001                   2000
                                                                                      ------------           ------------

OPERATING ACTIVITIES
    Net loss                                                                          $   (994,390)          $ (6,820,097)
    Adjustments to reconcile net loss to net cash and cash
        equivalents used in operating activities:
        Gain on sale of other real estate owned                                           (120,746)                    --
        Net accretion and amortization of securities                                           670                 (2,550)
        Depreciation                                                                       747,912                670,880
        Provision for loan losses                                                           50,000                798,000
        Increase (decrease) in deferred loan fees and costs                                (93,812)               144,725
        Increase in interest receivable                                                   (122,169)              (331,468)
        Increase (decrease) in interest payable                                            (44,479)               162,041
        Net other operating activities                                                    (466,739)               807,423
                                                                                      ------------           ------------

              Net cash and cash equivalents used in operating activities                (1,043,753)            (4,571,046)
                                                                                      ------------           ------------

INVESTING ACTIVITIES
    Purchases of securities held to maturity                                           (13,928,175)                    --
    Proceeds from maturities of securities held-to-maturity                              1,000,000              1,000,000
    Purchases of other securities                                                         (384,400)                (2,600)
    Net increase in loans                                                               (7,699,769)           (21,827,584)
    Purchase of premises and equipment                                                     (26,211)            (1,092,098)
    Proceeds from sale of other real estate owned                                          734,980                     --
    Net other investing activities                                                        (400,000)                    --
                                                                                      ------------           ------------

              Net cash and cash equivalents used in investing activities               (20,703,575)           (21,922,282)
                                                                                      ------------           ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                            10,497,947             27,013,042
    Proceeds from  other borrowings                                                      9,250,000              2,500,000
    Repayment of  other borrowings                                                      (2,574,900)               (35,101)
    Net decrease in federal funds purchased                                                     --               (240,000)
    Net proceeds from sale of preferred stock                                            3,374,960              1,987,244
                                                                                      ------------           ------------

              Net cash and cash equivalents provided by financing activities            20,548,007             31,225,185
                                                                                      ------------           ------------

Net increase (decrease) in cash and cash equivalents                                    (1,199,321)             4,731,857

Cash and cash equivalents at beginning of year                                           5,504,756                772,899
                                                                                      ------------           ------------

Cash and cash equivalents at end of year                                              $  4,305,435           $  5,504,756
                                                                                      ============           ============

SUPPLEMENTAL DISCLOSURES
        Cash paid for interest                                                        $  3,955,444           $  3,189,013

        Principal balances of loans transferred to other real estate owned            $  1,041,220           $    628,722

        Financed purchases of equipment                                               $         --           $    221,981

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                EBANK.COM, INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         ebank.com, Inc. (the "Company") is a thrift holding company whose business is conducted by its wholly-owned subsidiary, ebank (the "Bank"). The Bank is a federally chartered savings bank located in Atlanta, Georgia. The Bank provides a full range of banking services in its primary market area of metropolitan Atlanta.

         BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances are eliminated in consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and deferred taxes.

         CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, cash items in process of collection, interest-bearing deposits in banks and federal funds sold. Generally, federal funds sold are sold for one-day periods. Cash flows from loans, deposits and federal funds purchased are reported net.

         The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

         SECURITIES

         Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Equity securities and Federal Home Loan Bank stock are reported in other securities. Equity securities with readily determinable fair values are recorded at fair value with unrealized gains and losses excluded from operations and reported in other comprehensive income. The Federal Home Loan Bank stock is recorded at cost.

         Interest and dividends, including amortization of premiums and accretion of discounts, are recognized in interest income. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in operations as realized losses.

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

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

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

         A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

         PREMISES AND EQUIPMENT

         Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets.

         OTHER REAL ESTATE OWNED

         Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost or fair value less estimated costs of disposal. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Revenue and expenses from operations are included in net expenses from foreclosed assets. The carrying amount of other real estate owned at December 31, 2001 and 2000 was $1,041,220 and $614,234, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RECENT DEVELOPMENTS

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 141 was effective July 1, 2001 while the provisions of SFAS No. 142 will be adopted effective January 1, 2002.

         The Company's business combination will be subject to the requirements of these accounting standards (see Note 19).


NOTE 2.  MANAGEMENT'S PLAN OF OPERATIONS

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

         Through December 31, 2001, the Company has incurred accumulated deficits of $11.6 million. Net losses of $1.0 million and $6.8 million were recognized for the years ended December 31, 2001 and 2000, respectively. In addition, the Company's cash flows from operating activities were a negative $1.0 and $4.6 million for the years ended December 31, 2001 and 2000, respectively. Because of the losses and negative cash flows incurred in 2000, the Company was forced to revise its business strategy and revert to traditional banking services. The Company will continue to use basic Internet services as an available resource in the delivery of the Company's services.

         In 2000, the Company restructured its senior management team that included the replacement of two senior level executives and obtained a $2,500,000 line of credit to pay expenses incurred related to its expanded Internet strategy. The Company has terminated all third party alliances related to the expanded Internet strategy.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In 2001, the Company substantially reduced operating expenses. As of December 31, 2001, the Company raised net proceeds of approximately $5,362,000 from the sale of preferred stock, which have been used to repay the $2,500,000 line of credit, inject $1,775,000 of additional capital in the Bank, and fund operations. Also in 2001, the Company entered into an agreement to purchase a business that provides financial planning and securities brokerage services (see Note 19).


NOTE 3.  SECURITIES

         The amortized cost and fair value of securities are summarized as follows:

                                                                             Gross                Gross
                                                      Amortized           Unrealized            Unrealized           Fair
                                                        Cost                 Gains                Losses             Value
                                                     -----------          ------------          ----------        -----------

Securities Held-To-Maturity
   December 31, 2001:
   U.S government and
      agency securities                              $ 7,996,910          $      6,208          $(204,011)        $ 7,799,107
   Mortgage-backed securities                          4,930,595                    --            (61,933)          4,868,662
                                                     -----------          ------------          ----------        -----------
                                                     $12,927,505          $      6,208          $(265,944)        $12,667,769
                                                     ===========          ============          ==========        ===========


Other securities
   December 31, 2001:
   Equity securities                                 $   150,000          $         --          $ (90,000)        $    60,000
   Federal Home Loan Bank stock                          450,000                    --                 --             450,000
                                                     -----------          ------------          ---------         -----------
                                                     $   600,000          $         --          $ (90,000)        $   510,000
                                                     ===========          ============          =========         ===========


Other securities
   December 31, 2000:
   Equity securities                                 $   150,000          $         --          $ (90,000)        $    60,000
   Federal Home Loan Bank stock                           65,600                    --                 --              65,600
                                                     -----------          ------------          ---------         -----------
                                                     $   215,600          $         --          $ (90,000)        $   125,600
                                                     ===========          ============          =========         ===========

         Securities with a carrying value of $4,902,225 and $0 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

         The amortized cost and fair value of debt securities as of December 31, 2001 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Securities Available-for-Sale
                                                                                            ----------------------------------
                                                                                              Amortized              Fair
                                                                                                Cost                 Value
                                                                                            ------------          ------------
         Due after ten years                                                                $  7,996,910          $  7,799,107
         Mortgage-backed securities                                                            4,930,595             4,868,662
                                                                                            ------------          ------------
                                                                                            $ 12,927,505          $ 12,667,769
                                                                                            ============          ============

NOTE 4.  LOANS

         The composition of loans is summarized as follows:

                                                                                                       December 31,
                                                                                            -----------------------------------
                                                                                                2001                   2000
                                                                                            ------------           ------------
         Commercial                                                                         $ 13,859,634           $ 18,409,127
         Real estate - individual                                                             28,853,682              6,324,593
         Real estate - commercial                                                             28,837,883             41,816,666
         Consumer installment and other                                                        4,230,578              3,285,126
                                                                                            ------------           ------------
                                                                                              75,781,777             69,835,512
         Deferred loan fees and costs                                                           (117,343)              (211,155)
         Allowance for loan losses                                                              (838,650)            (1,500,934)
                                                                                            ------------           ------------
         Loans, net                                                                         $ 74,825,784           $ 68,123,423
                                                                                            ============           ============

                  Changes in the allowance for loan losses are as follows:

                                                                                                Years Ended December 31,
                                                                                            -----------------------------------
                                                                                                2001                   2000
                                                                                            ------------           ------------
         BALANCE, BEGINNING OF YEAR                                                         $  1,500,934           $    730,000
            Provision for loan losses                                                             50,000                798,000
            Loans charged off                                                                   (712,284)               (27,480)
            Recoveries of loans previously charged off                                                --                    414
                                                                                            ------------           ------------
         BALANCE, END OF YEAR                                                               $    838,650           $  1,500,934
                                                                                            ============           ============

         The total recorded investment in impaired loans was $1,087,528 and $2,615,925 at December 31, 2001 and 2000, respectively. The impaired loans had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaling $130,028 and $493,867 at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans for 2001 and 2000 was $3,117,167 and $207,907, respectively. Interest income recognized for cash payments received on impaired loans was $114,426 and $105,499 for the years ended December 31, 2001 and 2001, respectively.

         In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2001 are as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         BALANCE, BEGINNING OF YEAR                                                         $   2,179,137
            Advances                                                                            1,276,001
            Repayments                                                                         (1,351,240)
            Transactions due to change in related parties                                         (17,372)
                                                                                            -------------
         BALANCE, END OF YEAR                                                               $   2,086,526
                                                                                            =============

NOTE 5.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                                                      December 31,
                                                                                            ---------------------------------
                                                                                                2001                  2000
                                                                                            -----------           -----------
         Leasehold improvements                                                             $   258,960           $   257,372
         Furniture, fixtures and equipment, including assets
            acquired under capital lease in 2001 and 2000 of $221,981                         1,483,543             1,501,113
         Computer software and Internet technology                                            1,325,858             1,334,967
                                                                                            -----------           -----------
                                                                                              3,068,361             3,093,452
         Accumulated depreciation and amortization, including amounts applicable to assets acquired under capital lease in 2001 and 2000
            $117,157 and $43,163, respectively                                               (1,648,295)             (951,685)
                                                                                            -----------           -----------
                                                                                            $ 1,420,066           $ 2,141,767
                                                                                            ===========           ===========

         The Company leases its banking facilities and offices pursuant to operating leases. Rental expense was $393,319 and $372,569 for the years ended December 31, 2001 and 2000, respectively.

         The future minimum lease payments under the operating leases at December 31, 2001 are as follows:

         2002                            $    391,418
         2003                                 320,001
         2004                                 248,068
         2005                                 169,923
         2006                                 135,900
         Thereafter                           203,850
                                         ------------
                                         $  1,469,160
                                         ============

NOTE 6.  DEPOSITS

         The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $14,307,504 and $15,724,174,
         respectively. The Company had brokered deposits of $3,972,482 and $ -- at December 31, 2001 and 2000, respectively. The scheduled maturities of time deposits at December 31, 2001 are as follows:

         2002                            $  38,512,637
         2003                                4,268,677
         2004                                  367,904
         2005                                  131,952
         2006                                  439,412
                                         -------------
                                         $  43,720,582
                                         =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.  OTHER BORROWINGS

         Other borrowings consist of the following:

                                                                                                      December 31,
                                                                                            --------------------------------
                                                                                                2001                 2000
                                                                                            -----------          -----------
         Advance from Federal Home Loan Bank, interest payable
             quarterly at 3.91% until November 7, 2006 when the
             rate may be converted to the three-month LIBOR,
             matures November 7, 2011,
             collateralized by first mortgage loans                                         $ 4,000,000          $        --
         Advance from Federal Home Loan Bank, interest payable quarterly
             at 3.51%, matures December 1, 2003, collateralized by securities                 5,000,000                   --
         Note payable from bank, interest payable quarterly at prime minus
             0.50% (4.25% at December 31, 2001), due December 28, 2003,
             collateralized by common stock of the Bank                                         250,000                   --
         Note payable from bank, interest payable quarterly at prime, minus 0.50% (9.00% at December 31, 2000), due July 31,
             2001, collateralized by common stock of the Bank,
             guaranteed by the Company's organizing directors. In
             connection with the guaranty, the Company granted the
             organizing directors 159,999
             warrants to purchase common stock at a price of $4.00 per share                         --            2,500,000
         Capitalized lease obligation, monthly payments of $7,390
             including imputed interest at 9%, collateralized by equipment                      111,980              186,880
                                                                                            -----------          -----------
                                                                                            $ 9,361,980          $ 2,686,880
                                                                                            ===========          ===========

         Aggregate maturities required on other borrowings at December 31, 2001 are due in future years as follows:

         2002                            $     81,927
         2003                               5,280,053
         2011                               4,000,000
                                         ------------
                                         $  9,361,980
                                         ============

NOTE 8.  PREFERRED STOCK OFFERINGS

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In June 2001, the Company offered, through a private placement memorandum, to sell up to 100,000 "capital units" at a price of $10.00 per unit. Each capital unit consists of four shares of 8% cumulative preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of preferred stock is convertible into one share of common stock. The preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion for the preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company's election, dividends on the preferred stock may be paid in cash or in additional shares of common stock. Currently the Company can pay no cash dividends. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company's common stock has equaled or exceeded $5.50 per share for twenty consecutive trading days.

         In connection with the sale of the preferred stock, the Company paid its underwriter (a) a commission equal to 10% of the sales price for each unit sold by the underwriter (with the exception of units sold to directors and officers of the Company or units sold to investors located by the Company's directors and officers who purchase at least 50,000 units) plus (b) a $25,000 fee when 50,000 units have been sold by the underwriter, plus (c) a warrant to purchase 200,000 shares of the Company's common stock at a price of $4.00 per share, exercisable for a period of five years.

         A summary of the preferred stock issued as of December 31, 2001 follows:

         Capital units sold                                                                      597,500
                                                                                            ============

         Gross proceeds from offerings                                                      $  5,975,000

         Offering costs including underwriter commission                                        (612,796)
                                                                                            ------------

         Net proceeds received from offerings                                               $  5,362,204
                                                                                            ============

         Preferred shares issued                                                               2,390,000
                                                                                            ============

         Accumulated undeclared dividends                                                   $    413,270
                                                                                            ============

NOTE 9.  INVESTMENT IN TALISMAN TECHNOLOGIES, INC.

         On March 16, 2000, the Company entered into an exclusive 15-year license agreement with Talisman Technologies, Inc. ("Talisman"), an affiliate of Talisman Entertainment, Inc., to use its Internet ATM technology in its installation and operation of ATMs within the United States, and granted Talisman a 15-year license to use its banking knowledge and know-how, trademarks, business plans and marketing materials outside the United States. As consideration for these licenses, the Company issued 161,438 shares with a fair value of $665,932 of its common stock to Talisman, which represented 9.9% of its outstanding common stock. The Company was committed to issue additional shares to maintain Talisman's 9.9% interest if certain events occurred. In return, Talisman issued the Company 9.9% of its outstanding common stock. In addition, the Company agreed to enter into an outsourcing agreement with Talisman within 180 days after the closing, pursuant to which Talisman would provide the Company's core data processing services.

         On July 14, 2000, the Company and Talisman agreed not to proceed with an outsourcing agreement and, pursuant to the terms of the agreement, the entire transaction between the parties, including the license transfers and share issuances, was rescinded. As a result, the 161,438 shares of common stock issued to Talisman were redeemed, the licenses granted to Talisman and to the Company were cancelled and the related agreements were terminated.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. STOCK OPTIONS AND STOCK WARRANTS

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

         The exercise price for the common stock granted as either an incentive stock option or as a nonqualified stock option must be equal to at least 100 percent of the fair market value per share of common stock on the date of grant. Options have a three-year vesting term, expiring ten years after the date of grant. The Board of Directors may, at its discretion, provide that an option not be exercisable, in whole or in part, for any periods of time as specified in the option agreements. Summarized information related to the stock options is as follows:

                                                                            Years Ended December 31,
                                                            --------------------------------------------------------
                                                                      2001                            2000
                                                            ------------------------       -------------------------
                                                                           Weighted-                       Weighted-
                                                                             Average                         Average
                                                                            Exercise                        Exercise
                                                             Number           Price          Number          Price
                                                            --------       ---------       ---------       ---------
         Under option, beginning of year                      70,667         $ 3.70          202,125         $ 11.52
            Granted                                          144,750           3.16           65,000            3.15
            Exercised                                             --             --               --              --
            Terminated                                          (500)          3.75         (196,458)          11.56
                                                            --------                       ---------
         Under option, end of year                           214,917           3.33           70,667            3.70
                                                            ========                       =========

         Exercisable, end of year                             27,333           4.57            5,667           10.00
                                                            ========                       =========

Weighted-average fair value of
   options granted during the year                          $   2.02                       $    2.42
                                                            ========                       =========

                                                               Options Outstanding                      Options Exercisable
                                                    -------------------------------------------      -------------------------
                                                                      Weighted-
                                                                       Average        Weighted-                      Weighted-
                                                                      Remaining        Average                         Average
                    Range of                           Shares        Contractual       Exercise         Shares        Exercise
                Exercise Prices                     Outstanding          Life           Price        Exercisable        Price
         -------------------------------            -----------      -----------      ---------      -----------     ---------
                     $10.00                             5,667            7 years        $ 10.00           5,667       $ 10.00
                 $1.50 - $3.75                        209,250            9 years           3.15          21,666          3.15
                                                     --------                                           ------
         Outstanding at end of year                   214,917            9 years           3.33          27,333          4.57
                                                     ========                                           ======

         The Company has issued stock warrants to purchase shares of common stock (1) in connection with the sale of preferred stock, (2) in connection with a debt guaranty provided by the Company's organizing directors, and (3) for payment of services rendered. The warrants generally expire five years from date of grant. Summarized information related to the stock warrants is as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Years Ended December 31,
                                                                     ------------------------------------------------------
                                                                               2001                          2000
                                                                     --------------------------     -----------------------
                                                                                      Weighted-                   Weighted-
                                                                                       Average                     Average
                                                                                      Exercise                    Exercise
                                                                       Number           Price         Number        Price
                                                                     ----------     -----------     ---------     ---------
         Stock warrants issued and exercisable,
           beginning of year                                            815,879        $ 3.72              --        $   --
         Granted in connection with preferred
            stock offering at an exercise price
            of $4.00 per share                                          195,000          4.00         200,000          4.00
         Granted in connection with preferred
            stock offering at an exercise price
            of $3.50 per share                                          544,120          3.50         455,880          3.50
         Granted in connection with debt
            guaranty at an exercise price of
            $4.00 per share                                                  --            --         159,999          4.00
         Granted in connection with payment
            for services rendered at an exercise
            price of $2.50 per share                                      3,000          2.50              --            --
                                                                     ----------                      --------
         Stock warrants issued and exercisable,
            end of year                                               1,557,999          3.68         815,879          3.72
                                                                     ==========                      ========

         The Company applies Opinion 25 and related interpretations in accounting for the stock option Plan and stock warrants. Accordingly, except for expense recognized of $2,500 in connection with the issue of stock warrants issued for services rendered for the year ended December 31, 2001, no expense has been recognized. Had expense for the stock option Plan and stock warrants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, net loss and losses per share would have been adjusted to the pro forma amounts indicated below. The warrants issued in connection with the sale of preferred stock are not considered in the proforma calculations.

                                                                                                   Years Ended December 31,
                                                                                               --------------------------------
                                                                                                    2001               2000
                                                                                               --------------------------------
         Net loss attributable to common stockholders                      As reported         $ (1,382,068)      $ (6,845,689)
                                                                           Pro forma           $ (1,434,500)      $ (7,007,070)

         Losses per share                                                  As reported         $       (.94)      $      (4.50)
                                                                           Pro forma           $       (.98)      $      (4.60)

         Losses per share -                                                As reported         $       (.94)      $      (4.50)
           assuming dilution                                               Pro forma           $       (.98)      $      (4.60)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                    Years Ended December 31,
                                                                                   --------------------------
                                                                                     2001              2000
                                                                                   --------------------------
         Dividend yield                                                                  0%                0%
         Expected life                                                             10 years          10 years
         Expected volatility                                                            43%               62%
         Risk-free interest rate                                                      5.59%             6.23%

NOTE 11.          INCOME TAXES

         Income tax expense consists of the following:

                                                                                          Years Ended December 31,
                                                                                      ---------------------------------
                                                                                         2001                  2000
                                                                                      ----------           ------------
         Current                                                                      $ (769,075)          $ (2,382,037)
         Deferred                                                                        394,691               (248,994)
         Change in valuation allowance                                                   374,384              2,631,031
                                                                                      ----------           ------------
                       Income tax expense                                             $       --           $         --
                                                                                      ==========           ============

         The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to losses before income taxes. A reconciliation of the differences is as follows:

                                                                               Years Ended December 31,
                                                               ----------------------------------------------------------------
                                                                           2001                                2000
                                                               ----------------------------          --------------------------
                                                                 Amount             Percent             Amount          Percent
                                                               ----------           -------          -----------        -------
         Income taxes at statutory rate                        $ (338,093)            (34)%         $ (2,318,833)          (34)%
             Change in valuation allowance                        374,384              38              2,631,031            39
             State income tax benefits                            (39,508)             (4)              (319,038)           (5)
             Nondeductible expenses                                 3,217              --                  6,840            --
                                                               ----------            -----           -----------          ----
         Income tax expense                                    $      --                -- %         $        --            -- %
                                                               =========             =====           ===========          ====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The components of deferred income taxes are as follows:

                                                                                                   December 31,
                                                                                       -----------------------------------
                                                                                           2001                   2000
                                                                                       ------------           ------------
          Deferred tax assets:
             Loan loss reserves                                                        $    207,401           $    547,760
             Organization costs                                                              32,341                 64,683
             Net operating loss carryforward                                              4,025,172              3,256,097
             Other                                                                           44,438                 79,839
                                                                                       ------------           ------------
                                                                                          4,309,352              3,948,379
          Valuation allowance                                                            (4,244,214)            (3,869,830)
                                                                                       ------------           ------------
                                                                                             65,138                 78,549
                                                                                       ------------           ------------

          Deferred tax liabilities, depreciation:                                            65,138                 78,549
                                                                                       ------------           ------------

          Net deferred taxes                                                           $         --           $         --
                                                                                       ============           ============

         At December 31, 2001, the Company has available net operating loss carryforwards of approximately $10,655,000 for federal income tax purposes. If unused, the carryforwards will expire beginning in 2018.

NOTE 12. LOSSES PER COMMON SHARE

         Presented below is a summary of the components used to calculate basic and diluted losses per common share.

                                                                                           Years Ended December 31,
                                                                                      -----------------------------------
                                                                                          2001                   2000
                                                                                      ------------           ------------
         Basic Losses Per Common Share:
            Weighted average common shares outstanding                                   1,469,250              1,522,622
                                                                                      ============           ============

            Net loss                                                                  $   (994,390)          $ (6,820,097)
            Undeclared preferred stock dividends                                          (387,678)               (25,592)
                                                                                      ------------           ------------
            Net loss attributable to common stockholders                              $ (1,382,068)          $ (6,845,689)
                                                                                      ============           ============

            Basic losses per common share                                             $       (.94)          $      (4.50)
                                                                                      ============           ============

         Diluted Losses Per Common Share:
            Weighted average common shares outstanding                                   1,469,250              1,522,622
            Net effect of the assumed exercise of stock
               options and warrants based on the treasury stock method
               using average market prices for the year                                         --                     --
            Net effect of convertible preferred stock                                           --                     --
                                                                                      ------------           ------------
            Total weighted average common shares and
               common stock equivalents outstanding                                      1,469,250              1,522,622
                                                                                      ============           ============

            Net loss attributable to common stockholders                              $ (1,382,068)          $ (6,845,689)
                                                                                      ============           ============

            Diluted losses per common share                                           $       (.94)          $      (4.50)
                                                                                      ============           ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. COMMITMENTS AND CONTINGENCIES

         The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

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

                                                                                               December 31,
                                                                                     ----------------------------------
                                                                                         2001                  2000
                                                                                     -----------            ----------
         Commitments to extend credit                                                $ 7,686,000            $ 2,019,000
                                                                                     ===========            ===========

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

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. There were no outstanding letters of credit at December 31, 2001 and 2000.

         In May of 1999, the Company received a notice from Huntington Bancshares Incorporated, ("Huntington") asserting that Huntington had superior trademark rights in the name "ebank". Huntington had obtained a federal trademark registration for the term "E-BANK" in 1996. In the opinion of management, Huntington's use of the name is limited to a description of a platform system, which Huntington at one time offered or planned to offer to other banks, and that the Company's ownership rights in the name do not infringe upon Huntington's trademark. In June of 1999, the Company filed an action in Georgia asking for a declaratory judgment that the Company had the right to use "ebank.com" as a trademark for Internet banking services despite Huntington's registration. Rather than answering the Company's complaint, Huntington filed suit against the Company in Ohio, alleging trademark infringement over the Company's use of the name "ebank.com". As of December 31, 2000, both actions had been dismissed because of a lack of jurisdiction. On July 20, 2001, eBANK, LLC, an affiliate of Huntington, filed claims against the Company in Georgia. These currently pending claims are substantially similar to the claims that were dismissed in the Ohio action. Although the Company intends to vigorously defend its rights to the name "ebank.com," it cannot predict the outcome of this litigation. In the worst case, the Company could be required to pay damages and change its name. The damages could include compensatory damages, treble damages, punitive damages, costs and attorney's fees. The Company has filed a motion to dismiss the action, which has been opposed.

         In the opinion of management, any liability resulting from the resolution of this matter would not have a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. CONCENTRATIONS OF CREDIT

         The Company originates primarily commercial, residential and consumer loans to customers in the metropolitan Atlanta area. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in this area.

         Seventy-six percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

         The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of unimpaired capital and surplus, as defined by the Office of Thrift Supervision, or approximately $1,150,000.

NOTE 15. REGULATORY MATTERS

         The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2001, no amounts were available for dividend declaration without regulatory approval.

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Tier I capital to total adjusted assets and tangible capital to total adjusted assets. Management believes, as of December 31, 2001 and 2000, the Bank met all capital adequacy requirements to which it is subject.

         As of December 31, 2001, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                                  To Be Well
                                                                                        For Capital           Capitalized Under
                                                                                          Adequacy            Prompt Corrective
                                                                   Actual                 Purposes            Action Provisions
                                                            ----------------------------------------------------------------------
                                                              Amount     Ratio         Amount     Ratio       Amount       Ratio
                                                            --------     -----       --------     -----      --------      -----
         As of December 31, 2001:                                                   (Dollars in Thousands)
                                                            ------------------------------------------------------------ ---------
            Total Capital to Risk Weighted                  $  7,670     10.20%      $  6,014     8.00%      $  7,518      10.00%
            Assets
            Tier I Capital to Risk Weighted                 $  6,860      9.12%      $  3,007     4.00%      $  4,511       6.00%
            Assets
            Tier I Capital to Total Adjusted                $  6,860      7.19%      $  3,816     4.00%      $  4,770       5.00%
            Assets
            Tangible Capital                                $  6,860      7.19%      $  1,431     1.50%      $    N/A         N/A

         As of December 31, 2000:
            Total Capital to Risk Weighted                  $  6,040     8.56%       $  5,644     8.00%      $  7,055      10.00%
            Assets
            Tier I Capital to Risk Weighted                 $  5,158     7.31%       $  2,822     4.00%      $  4,233       6.00%
            Assets
            Tier I Capital to Total Adjusted                $  5,158     6.93%       $  2,980     4.00%      $  3,725       5.00%
            Assets
            Tangible Capital                                $  5,158     6.93%       $  1,118     1.50%      $    N/A         N/A

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS IN BANKS AND FEDERAL FUNDS SOLD:

                  The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximate fair values.

         SECURITIES:

                  Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         LOANS:

                  For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

         DEPOSITS:

                  The carrying amounts of demand deposits, savings deposits and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         OTHER BORROWINGS:

                  For variable-rate borrowings that reprice frequently, the carrying amount approximates fair value. For fixed rate borrowings, the fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for similar terms to borrowers of similar credit quality.

         ACCRUED INTEREST:

                  The carrying amounts of accrued interest approximate their fair values.

         OFF-BALANCE SHEET INSTRUMENTS:

                  Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, the Company has determined they do not have a distinguishable fair value.

                  The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                                     December 31, 2001                  December 31, 2000
                                                               -----------------------------     -----------------------------
                                                                 Carrying           Fair            Carrying            Fair
                                                                  Amount           Value             Amount            Value
                                                               ------------     ------------     ------------     ------------
         Financial assets:
            Cash, due from banks, interest-
               bearing deposits in banks
               and federal funds sold                          $  4,305,435     $  4,305,435     $  5,504,756     $  5,504,756
            Securities                                           13,437,505       13,177,769          125,600          125,600
            Loans                                                74,825,784       76,677,938       68,123,423       70,664,972
            Accrued interest receivable                             639,209          639,209          517,040          517,040

         Financial liabilities:
            Deposits                                             79,122,111       79,571,527       68,624,164       69,341,054
            Other borrowings                                      9,361,980        9,361,980        2,686,880        2,686,880
            Accrued interest payable                                203,984          203,984          248,463          248,463

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. SUPPLEMENTAL FINANCIAL DATA

                  Components of other operating expenses in excess of 1% of total revenue are as follows:

                                                                                     Years Ended December 31,
                                                                                 --------------------------------
                                                                                    2001                  2000
                                                                                 ----------           ------------
         Professional and outside services:
            Advertising                                                          $   72,452           $  1,190,856
            Legal                                                                   181,106              1,255,077
            Public relations                                                         40,544                174,809
            Other professional                                                      127,069              1,068,252
         Other expense:
            Supplies and printed forms                                               35,627                104,511
            Telecommunications                                                      160,766                208,277
            Operating charge-offs                                                    18,194                154,153

NOTE 18. PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets, statements of operations and cash flows of ebank.com, Inc. as of and for the years ended December 31, 2001 and 2000:

                            CONDENSED BALANCE SHEETS

                                                                                                  2001              2000
                                                                                              -----------       -----------
         Assets
            Cash                                                                              $     4,661       $       564
            Federal funds sold                                                                    154,000         1,530,000
            Investment in subsidiary                                                            6,859,571         5,158,127
            Other securities                                                                       60,000            60,000
            Premises and equipment, net                                                           221,692         1,155,206
            Other assets                                                                          407,480             8,309
                                                                                              -----------       -----------

                       Total assets                                                           $ 7,707,404       $ 7,912,206
                                                                                              ===========       ===========

         Liabilities
            Other borrowings                                                                  $   250,000       $ 2,500,000
            Other liabilities                                                                      56,394           391,766
                                                                                              -----------       -----------
                       Total liabilities                                                          306,394         2,891,766

         Stockholders' equity                                                                   7,401,010         5,020,440
                                                                                              -----------       -----------

         Total liabilities and stockholders' equity                                           $ 7,707,404       $ 7,912,206
                                                                                              ===========       ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                 2001                2000
                                                                                              ----------        ------------
         INCOME, interest and other                                                           $   20,857        $     59,450
                                                                                              ----------        ------------

         EXPENSES
            Interest                                                                              51,097              89,375
            Salaries and benefits                                                                 (8,489)          1,275,211
            Equipment and occupancy expenses                                                     220,394             629,805
            Professional and other outside services                                               19,152           2,893,953
            Other operating expenses                                                               1,682             179,994
                                                                                              ----------        ------------
                       TOTAL EXPENSES                                                            283,836           5,068,338
                                                                                              ----------        ------------

                             LOSS BEFORE EQUITY IN LOSS OF SUBSIDIARY                           (262,979)         (5,008,888)

         EQUITY IN LOSS OF SUBSIDIARY                                                           (731,411)         (1,811,209)
                                                                                              ----------        ------------

                       NET LOSS                                                               $ (994,390)       $ (6,820,097)
                                                                                              ==========        ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                  2001               2000
                                                                                              ------------      -------------
         OPERATING ACTIVITIES
            Net loss                                                                          $   (994,390)     $ (6,820,097)
            Adjustments to reconcile net loss to net cash and
               cash equivalents used in operating activities:
               Equity in loss of subsidiary                                                        731,411         1,811,209
               Depreciation                                                                        220,395           436,641
               Net other operating activities                                                     (334,545)          635,766
                                                                                              ------------      ------------

                       NET CASH AND CASH EQUIVALENTS USED
                          IN OPERATING ACTIVITIES                                                 (377,129)       (3,936,481)
                                                                                              ------------      ------------

         INVESTING ACTIVITIES
               Investment in subsidiary                                                         (1,775,000)              -
               Net decrease in loans                                                                    -            223,012
               Reimbursement for purchases of premises and equipment                                55,266               -
               Purchase of premises and equipment                                                       -           (922,662)
               Net other investing activities                                                     (400,000)               -
                                                                                              ------------      ------------

                          NET CASH AND CASH EQUIVALENTS USED IN
                             INVESTING ACTIVITIES                                               (2,119,734)         (699,650)
                                                                                              ------------      ------------

         FINANCING ACTIVITIES
            Proceeds from other borrowings                                                         250,000         2,500,000
            Repayment of other borrowings                                                       (2,500,000)              -
            Net proceeds from sale of preferred stock                                            3,374,960         1,987,244
                                                                                              ------------      ------------

                       NET CASH AND CASH EQUIVALENTS
                          PROVIDED BY FINANCING ACTIVITIES                                       1,124,960         4,487,244
                                                                                              ------------      ------------

         Net decrease in cash and cash equivalents                                              (1,371,903)          (148,887)

         Cash and cash equivalents at beginning of year                                          1,530,564         1,679,451
                                                                                              ------------      ------------

         Cash and cash equivalents at end of year                                             $    158,661      $  1,530,564
                                                                                              ============      ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. BUSINESS COMBINATION

         On December 27, 2001, the Company entered into an agreement to purchase Peachtree Capital Corporation ("PCC"), a financial planning and securities brokerage firm located in Atlanta, Georgia. In exchange for all the outstanding stock of PCC, the Company paid $400,000 in cash and will issue 76,792 shares of the Company's Series B-1 preferred stock and 76,792 shares of the Company's Series B-2 preferred stock. The preferred stock has been valued at $450,000. The preferred stock will pay a 9% annual dividend payable semi-annually. If the Company is unable to pay the dividends in cash, the Company will issue common stock in lieu of the cash dividend. Each share of the Series B-1 preferred stock will automatically convert into one share of common stock on the first anniversary date of the closing date of the agreement, subject to adjustment based on PCC attaining certain performance goals. Each share of Series B-2 preferred stock will automatically convert into one share of common stock on the second anniversary date of the closing date of the agreement, also subject to adjustment based on PCC attaining certain performance goals. This transaction was closed effective January 2, 2002.