Form 10QSB
period 2002-03-31
EBANK COM INC
filed 2002-05-15
CIK 1050725

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

-- TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
         ________________

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


            2410 Paces Ferry Road, Suite 280, Atlanta, Georgia 30339
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 863-9229
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.: Yes X No __

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,707,916 shares of common stock, par value $.01 per share, were issued and outstanding as of April 22, 2002.

         Transitional Small Business Disclosure Format: Yes ___ No X

                                 EBANK.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                March 31,       December 31,
                                                                                  2002              2001
                                                                                  ----              ----
                                                                              (Unaudited)         (Audited)
Cash and due from banks                                                       $    913,786      $    630,811
Interest bearing deposits in banks                                                 322,132            73,624
Federal funds sold                                                               2,725,000         3,601,000
Securities held-to-maturity, fair value of $12,331,307                          12,927,082        12,927,505
Other Securities                                                                   510,000           510,000
Loans, net of allowance for loan losses of $960,000 and                         74,183,634        74,825,784
     $838,650, respectively
Premises and equipment, net                                                      1,244,829         1,420,066
Accrued interest receivable                                                        801,241           639,209
Goodwill                                                                           941,250                 0
Other assets                                                                     1,316,370         1,629,084
                                                                              ------------      ------------
         Total assets                                                         $ 95,885,324      $ 96,257,083
                                                                              ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                      $ 78,420,032      $ 79,122,111
Accrued interest payable                                                           183,882           203,985
Other borrowings                                                                 9,342,182         9,361,980
Other liabilities                                                                  586,399           167,997
                                                                              ------------      ------------
         Total liabilities                                                      88,532,495        88,856,073
                                                                              ------------      ------------

SHAREHOLDERS' EQUITY
Series A preferred stock, $.01 par value, 8% cumulative, convertible into           24,100            23,900
     one share of common stock; 10,000,000 shares authorized;
     2,410,000 and 2,390,000 issued and outstanding at
     March 31, 2002 and December 31, 2001, respectively;
     $41,506 and $413,270 accumulated undeclared dividends at
     March 31, 2002 and December 31, 2001, respectively

Series B-1 preferred, 9% convertible into one share of common                           --                --
     stock; no par value; 76,792 shares authorized, none issued

Series B-2 preferred, 9% convertible into one share of common                           --                --
     stock; no par value; 76,792 shares authorized, none issued

Common stock, $.01 par value, 10,000,000 shares authorized, 1,707,916               17,080            14,693
     and 1,469,250 shares issued and outstanding
     at March 31, 2002 and December 31, 2001, respectively
     Capital surplus                                                            19,649,609        19,060,376
     Accumulated deficit                                                       (12,247,960)      (11,607,959)
     Accumulated other comprehensive loss                                          (90,000)          (90,000)
                                                                              ------------      ------------
         Total shareholders' equity                                              7,352,829         7,401,010
                                                                              ------------      ------------

         Total liabilities and shareholders' equity                           $ 95,885,324      $ 96,257,083
                                                                              ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                                 EBANK.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the three months ended
                                                               March 31,
                                                               ---------
                                                        2002                2001
                                                        ----                ----
Interest income:
     Loans, including fees                           $ 1,426,400         $ 1,754,540

     Investment securities:
         U.S. Government agencies and
         corporations                                    197,745                  --
     Other investments                                     7,031               1,295
     Federal funds sold                                    7,440              26,915
                                                     -----------         -----------
     Total interest income                             1,638,616           1,782,750
                                                     -----------         -----------

Interest expense
     Interest bearing demand and money market            168,295             176,077
     Savings                                                 897                 514
     Time deposits of $100,000 or more                   137,026             203,687
     Other time deposits                                 356,229             610,848
     Other borrowings                                     88,287              34,787
                                                     -----------         -----------
     Total interest expense                              750,734           1,025,913
                                                     -----------         -----------
Net interest income                                      887,882             756,837
Provision for possible loan losses                       108,719
                                                     -----------         -----------
Interest income after provision
     for possible loan losses                            779,163             756,837
                                                     -----------         -----------
Other income                                             226,714             149,868
                                                     -----------         -----------

Other expense
     Salaries and other compensation                     543,362             465,445
     Employee benefits                                    82,555             114,563
     Net occupancy and equipment expense                 352,637             314,862
     Professional and other outside services              79,777            (116,291)
     Other expense                                        95,726              80,211
                                                     -----------         -----------
         Total other expenses                          1,154,057             858,790
                                                     -----------         -----------

(Loss) Income before income tax benefit
Income tax                                                    --                  --
                                                     -----------         -----------
     Net (loss) income                                  (148,180)             47,915
                                                     ===========         ===========

Basic and diluted (loss) per common share                   (.17)               (.01)
                                                     ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 EBANK.COM, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                          For the three months ended
                                                  March 31,
                                                  ---------
                                            2002              2001
                                            ----              ----
Net (loss) income:
                                          $(148,180)        $  47,915
Other comprehensive loss:
     Unrealized loss on securities
     available for sale                          --                --
Comprehensive (loss) / income             $(148,180)        $  47,915
                                          ==========        =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 EBANK.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    For the three months ended
                                                                             March 31,
                                                                             ---------
                                                                     2002                 2001
                                                                     ----                 ----
Cash flows from operating activities:
     Net (loss) income                                            $  (148,180)        $    47,915
     Adjustment to reconcile net (loss) income
         to net cash used in operating activities:
     Net accretion of investment securities                               423                  --
     Depreciation expense                                             175,237             167,142
     Provision for loan losses                                        108,719                  --
     Gain on sale of other real estate owned                               --            (120,764)
     (Decrease) in deferred loan fees and costs                        (1,674)                 --
     (Increase) decrease in other assets                             (119,036)             26,938
     (Increase) decrease in accrued interest receivable              (162,032)             34,194
     (Decrease) in accrued interest payable                           (20,103)            (17,421)
     (Decrease) in other liabilities                                  (91,099)           (463,394)
                                                                  ------------        -----------
         Net cash used in operating activities                       (257,745)           (325,390)
                                                                  ------------        -----------

Cash flows from investing activities:
     Purchase of other securities                                          --             (25,900)
     Loan repaid (originated), net of principal repayments            535,105          (1,200,291)
     Net proceeds for sale of other real estate owned                      --             734,998
     Refund of equipment cost                                              --              22,500
     Purchases of fixed assets                                             --             (13,695)
                                                                  -----------         ------------
         Net cash provided (used) by investing activities             535,105            (482,388)
                                                                  ------------        -----------

Cash flows from financing activities:
     Net proceeds from the sale of preferred stock                    100,000           1,064,690
     Loan principal repayments                                        (19,798)         (1,018,055)
     Net (decrease) increase in deposits                             (702,079)          2,053,067
                                                                  ------------        -----------
         Net cash (used) provided by financing activities            (621,877)          2,099,702
                                                                  ------------        -----------

Net (decrease) increase in cash and cash equivalents                 (344,517)          1,291,924

Cash and Cash Equivalents:
     Beginning of period                                            4,305,435           5,504,756
                                                                  ------------        -----------
     End of period                                                $ 3,960,918         $ 6,796,680
                                                                  ============        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 EBANK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

         ebank.com, Inc. (formerly known as Southeastern Commerce Holding Company) provides a full range of banking and bank-related services to individual and corporate customers through its wholly owned bank subsidiary ebank, located in north Atlanta, Georgia and its wholly owned subsidiary Peachtree Capital Corporation also located in Atlanta, Georgia. Shortly after the opening of the bank subsidiary, plans were developed to offer Internet banking services, and regulatory approval for such services was obtained in December 1998. Effective April 20, 1999, the corporate name was changed to "ebank.com, Inc." and the Internet domain name "ebank.com" was acquired. Internet banking services began on June 30, 1999. ebank.com, Inc. and its subsidiaries are subject to intense competition for all banking services, including Internet banking, from other financial institutions and nonbank financial service companies.

         ebank.com, Inc. was incorporated under the laws of the State of Georgia on August 22, 1997 to operate as a unitary thrift holding company under the supervision of the Office of Thrift Supervision. ebank began as a general banking business on August 17, 1998, as a wholly owned subsidiary of the company. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries, the bank and Peachtree Capital Corporation, collectively known as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 -- LOSSES PER COMMON SHARE

         Presented below is a summary of the components used to calculate basic and diluted losses per common share.

                                                                   For the three months ended
                                                                           March 31,
                                                                           ---------
                                                                   2002                2001
                                                                   ----                ----
Basic Losses Per Common Share:
    Weighted average common shares outstanding                    1,523,210           1,469,250
                                                                ===========         ===========
    Net (loss) income                                           $  (148,180)        $    47,915
    Preferred stock dividend                                       (115,578)            (63,289)
                                                                -----------         -----------
    Net loss attributable to common stockholders                $  (263,758)        $   (15,374)
                                                                ===========         ===========


    Basic losses per common share                               $      (.17)        $      (.01)
                                                                ===========         ===========

Diluted Losses Per Common Share:
    Weighted average common shares outstanding                    1,523,210           1,469,250
    Net effect of the assumed exercise of stock
        options and warrants based on the treasury stock
        method using average market prices for the year                  --                  --
    Net effect of convertible preferred stock                            --                  --
                                                                -----------         -----------
    Total weighted average common shares and
         common stock equivalents outstanding                     1,523,210           1,469,250

Net loss attributable to common stockholders                    $  (263,758)        $   (15,374)
                                                                ===========         ===========

Diluted losses per common share                                 $      (.17)        $      (.01)
                                                                ===========         ===========

NOTE 3 -- NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet certain criteria to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment. SFAS No. 141 was effective July 1, 2001 and the provisions of SFAS No. 142 were effective January 1, 2002.

On January 2, 2002 the Company acquired Peachtree Capital Corporation, a financial planning and securities brokerage firm located in Atlanta, Georgia. The results of operations for Peachtree Capital Corporation are included in the consolidated statement of operations of the Company for the period from January 2, 2002 to March 31, 2002. In exchange for all of the outstanding stock of Peachtree Capital Corporation, the Company paid $400,000 in cash and agreed to issue 76,792 shares of the Company's Series B-1 preferred stock and 76,792 shares of the Company's Series B-2 preferred stock. The preferred stock has been valued at $450,000. The total $850,000 purchase price was determined based upon arm's length negotiations. A condensed balance sheet of Peachtree Capital Corporation disclosing the amount assigned to each major asset and liability caption at the acquisition date follows:

                  Cash                       $15,000
                  Receivables                $     0
                  Other liabilities          $     0

         The preferred stock will pay a 9% annual dividend payable semi-annually. If the Company is unable to pay the dividends in cash, the Company will issue common stock in lieu of the cash dividend. Each share of the Series B-1 preferred stock will automatically convert into one share of common stock on the first anniversary date of the agreement, subject to adjustment on Peachtree Capital Corporation attaining certain performance goals. Each share of Series B-2 preferred stock will automatically convert into one share of common stock on the second anniversary date of the agreement, also subject to adjustment based on Peachtree Capital attaining certain performance goals. Common stock issued in excess of the one for one conversion factor will be recorded as an expense in the consolidated statement of operations when the conversion factor is determinable. There were no purchased research and development costs acquired or written off in the acquisition.

All purchase price allocations in the acquisition have been finalized. The amount of the purchase price in excess of the book value of the net assets acquired of Peachtree Capital Corporation has been allocated to goodwill. The aggregate amount of goodwill acquired for the period ended March 31, 2002 amounted to $941,250. No goodwill impairment losses have been recognized for the period ended March 31, 2002. No amount of the goodwill is expected to be deductible for income tax purposes.

NOTE 4 -- OTHER BORROWING

Other borrowings consist of the following:

                                                                             March 31,       December 31,
                                                                               2002              2001
                                                                               ----              ----
Advance from Federal Home Loan Bank, interest payable quarterly at
    3.91% until November 7, 2006 when the rate may be converted to the three-month LIBOR, matures November 7, 2011,
    collateralized by first mortgage loans                                  $4,000,000        $4,000,000
Advance from Federal Home Loan Bank, interest payable quarterly
    at 3.51%, matures December 1, 2003, collateralized by securities         5,000,000         5,000,000
Note payable from bank, interest payable quarterly at prime minus
    0.50% (4.25% at December 31, 2001), due December 28, 2003,
    collateralized by common stock of the Bank                                 250,000           250,000
Capitalized lease obligation, monthly payments of $7,390
    including imputed interest at 9%, collateralized by equipment               92,182           111,980
                                                                            ----------        ----------
                                                                            $9,342,182        $9,361,980
                                                                            ==========        ==========

Aggregate maturities required on other borrowings at March 31, 2002 are due in future years as follows:

2002        $   83,784
2003         5,258,398
2011         4,000,000
            ----------
            $9,342,182
            ==========

NOTE 5 -- PREFERRED STOCK

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

         In January 2002, the Company offered, through a private placement memorandum, to sell 10,000 "capital units" at a price of $10.00 per unit. Each capital unit consists of four shares of 8% cumulative preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of preferred stock is convertible into one share of common stock. The preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion for the preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company's election, dividends on the preferred stock may be paid in cash or in additional shares of common stock. Currently the Company can pay no cash dividends. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company's common stock has equaled or exceeded $5.50 per share for twenty consecutive trading days.

         In connection with the sale of the preferred stock, the Company paid its underwriter (a) a commission equal to 10% of the sales price for each unit sold by the underwriter (with the exception of units sold to directors and officers of the Company or units sold to investors located by the Company's directors and officers who purchase at least 50,000 units) plus (b) a $25,000 fee after 50,000 units were sold by the underwriter, plus (c) a warrant to purchase 200,000 shares of the Company's common stock at a price of $4.00 per share, exercisable for a period of five years.


         A summary of the preferred stock issued as of March 31, 2002 follows:

Capital units sold                                                                             602,500
                                                                                           ===========

Gross proceeds from offering                                                               $ 6,075,000

Offering costs including underwriter commission                                               (612,796)
                                                                                           -----------

Net proceeds received from offering                                                        $ 5,462,204
                                                                                           ===========

Preferred shares issued                                                                      2,430,000
                                                                                           ===========
Preferred shares converted to common                                                            20,000
                                                                                           ===========
Preferred shares issued and outstanding                                                      2,410,000
                                                                                           ===========

Accumulated undeclared dividends                                                           $    41,506
                                                                                           ===========

Common stock available for purchase under warrants issued to preferred shareholders          1,205,000

Common stock available for purchase under warrants issued to underwriter                       200,000
                                                                                           -----------

Total common stock available for purchase under preferred stock warrants                     1,405,000
                                                                                           ===========

PART I -- FINANCIAL INFORMATION

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

Financial Condition

         Total consolidated assets decreased by $371,759, or 0.4%, to $95,885,324 during the three month period ended March 31, 2002. The decrease was primarily related to a decrease in net deposits of approximately $702,000.

         At March 31, 2002, our assets consisted primarily of federal funds sold of $2,725,000, securities held to maturity of $12,927,082, net loans of $74,183,634, property at cost less accumulated depreciation of $1,244,829, other real estate owned of $1,041,220 and goodwill of $941,250 associated with the purchase of Peachtree Capital Corporation. Our liabilities at March 31, 2002 totaled $88,532,495, consisting of deposits of $78,420,032, accrued expenses and other liabilities of $770,281, and other borrowings of $9,342,182. Our shareholders' equity totaled $7,352,829 at March 31, 2002.

Results of Operations

         From the bank's opening date on August 17, 1998 through March 31, 2002, the bank had attracted approximately $78 million in deposits and net loans of $74 million. Net interest income, before provision for loan losses, for the three-month period ending March 31, 2002 totaled $887,882, compared to net interest income, before provision for loan losses, of $756,837 for the three-month period ending March 31, 2001. This increase in net interest income in the first quarter of 2002 over the first quarter of 2001 was primarily due to a reduction in the cost of time deposits.

         Our provision for loan losses for the three months ended March 31, 2002 and 2001 was $108,719 and $0, respectively. Other income earned for the three months ended March 31, 2002 and 2001 was $226,714 and $149,868, respectively. Included in other income for the three months ended March 31, 2002 is $198,499 generated by Peachtree Capital Corporation. Income from Peachtree Capital Corporation consists primarily of commissions earned on brokerage transactions less clearing fees. Included in other income for the three months ended March 31, 2001 was a gain of $120,764 recognized on the sale of other real estate owned.

         On an annualized basis, other income represents less than 0.24% of total assets. This figure is relatively low because in order to attract new banking relationships, the bank's fee structure and charges are low when compared to other banks.

         Operating expenses for the three-month period ending March 31, 2002 totaled $1,154,057, including salaries and other compensation of $543,362, employee benefits expenses of $82,555, occupancy and equipment expenses of $352,637, professional and other outside services of $79,777, and other expenses of $95,726. On an annualized basis, other expenses represent 4.81% of total assets. Operating expenses for the three-month period ending March 31, 2001, adjusted for the effect of favorable resolutions to vendor fee disputes of $272,245, totaled $1,131,035.

         We had a net loss of $148,180 for the three-month period ended March 31, 2002, compared to a net income of $47,915 for the three-month period ended March 31, 2001. After taking into account $115,578 in dividends on preferred stock, we had a net loss of $(.17) per common share for the three-month period ended March 31, 2002, compared to a net loss of $(.01) per common share for the three-month period ended March 31, 2001.

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

         As of March 31, 2002 and December 31, 2001, the allowance was $960,000 and $838,650, respectively. The allowance for loan losses, as a percentage of total gross loans, was 1.28% as of March 31, 2002, compared to 1.11% as of December 31, 2001. As of March 31, 2002, we had two loans past due greater than 60 days totaling less than $20,000. We repossessed the collateral associated with one delinquent auto loan totaling $39,000 during the quarter. We expect to receive approximately $35,000 in net proceeds from the sale of the collateral. There were no loans charged-off for the three-month period ending March 31, 2002.

Average Balances, Income and Expense, and Rates

         Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2002:

         Interest                                      Interest
     Earning Assets/                Average             Income/             Yield/
   Bearing Liabilities              Balance              Cost                Cost
   -------------------              -------              ----                ----
Federal funds sold                $ 1,993,499         $     7,440            1.49%
Investment securities              13,377,352             204,776            6.12%
Loans                              75,648,084           1,426,400            7.54%
                                  -----------         -----------            -----

         Total                    $91,018,885         $ 1,638,616            7.20%
                                  ===========         ===========            =====

Deposits                           78,263,255             662,447            3.39%
Other borrowings                    9,417,531              88,287            3.75%
                                  -----------         -----------            -----

         Total                    $87,680,786         $   750,734            3.42%
                                  ===========         ===========            =====

Net interest income/spread                            $   887,882            3.78%
                                                      ===========            =====

Net interest margin                                                          3.90%
                                                                             =====

         The net interest margin for the first quarter of 2002 has decreased to 3.90% as compared to 4.08% for the first quarter of 2001. Net interest margin increased to 3.90% during the first quarter of 2002 from 3.77% for the entire year of 2001. As the prime rate decreased during 2001, the rates earned on our variable rate loans has decreased as well. We were not able to reprice our interest-bearing liabilities as quickly as variable loan rates decreased. Since most of our deposits have matured and are repriced, we expect our net interest margin to improve slightly in 2002.

Liquidity and Sources of Capital

         Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2002 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $3.0 million, or 3.2% of total assets. Additionally, our ability to maintain and expand our deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 2002, total deposits decreased from $79.1 million to $78.4 million, representing an decrease of 0.9%. We will increase deposits as required to fund new loan growth. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand.

         The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank's primary regulator.

                                                  Bank       Minimum
                                                 Capital    Regulatory
                                                  Ratio    Requirement
                                                  -----    -----------
Capital ratios at March 31, 2002
     Tier 1 capital                                9.20%       4.0%
     Tier 2 capital                                1.25%
         Total risk-based capital ratio           10.45%       8.0%

     Leverage ratio                                7.10%       4.0%

         The Office of Thrift Supervision has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         We believe that, as of March 31, 2002, we meet all capital requirements to which we are subject.

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

         The table below shows the interest rate sensitivity of our assets and liabilities as of March 31, 2002:

                                                     After three
                                          Within      but within    After one        After
                                          Three         twelve      But within       five
                                          Months        months      five years       Years        Total
                                          ------        ------      ----------       -----        -----
                                                                (Dollars in Thousands)
Interest-earning assets:
     Interest Earning Deposits           $    322      $     --      $     --      $     --      $    322
     Loans                                 36,200         5,345        15,243        18,356        75,144
     Investment Securities                    450            --            --        12,928        13,378
     Federal Funds Sold                     2,725            --            --            --         2,725
                                         --------      --------      --------      --------      --------
Total Earning Assets                     $ 39,697      $  5,345      $ 15,243      $ 31,284      $ 91,569
                                         ========      ========      ========      ========      ========

Interest-bearing liabilities:
     Money Market and NOW                $ 29,040      $     --      $     --      $     --      $ 29,040
     Savings Deposits                         237            --            --            --           237
     Time Deposits                         10,153        22,673        11,800                      44,626
     Other Liabilities                         20            64         5,258         4,000         9,342
                                         --------      --------      --------      --------      --------
Total interest-bearing liabilities       $ 39,450      $ 22,737      $ 17,058      $  4,000      $ 83,245

Interest-sensitivity gap                 $    247      $(17,392)     $ (1,815)     $ 27,284      $  8,324
                                         ========      ========      ========      ========      ========

Cumulative interest-sensitivity gap      $    247      $(17,145)     $(18,960)     $  8,324      $  8,324
                                         ========      ========      ========      ========      ========

Ratio of interest-sensitivity gap to
total earning assets                         0.27%       -18.99%        -1.98%        29.80%         9.09%

Ratio of cumulative interest-
sensitivity gap to total earning
     assets                                  0.27%       -18.72%       -20.71%         9.09%

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

Loan Portfolio

         Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were approximately $75,648,084 for the three-month period ended March 31, 2002. Total gross loans outstanding at March 31, 2002 were $75,259,303.

         The following table summarizes the composition of the loan portfolio at March 31, 2002:

                                                                  Percent
                                             Amount              of total
                                             ------              --------
 Commercial                             $    13,406,081            17.81%
 Real estate - individual                    28,980,763            38.51%
 Real estate - commercial                    28,128,493            37.38%
 Installment loans to individuals             4,743,966             6.30%
                                        ---------------           ------
 Total loans                                 75,259,303           100.00%
                                                                  ======

 Less:    Net deferred loan fees              (115,669)
          Allowance for loan loss             (960,000)
                                        ---------------
 Total net loans                        $    74,183,634
                                        ===============

         The principal components of our loan portfolio at March 31, 2002 were mortgage loans and commercial loans, which represented 93.70% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.


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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In January 2002, we issued 10,000 units of securities in a private offering solely to one accredited investor pursuant to an exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. Each unit issued in this private offering consisted of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of Series A preferred stock issued in this offering is convertible at any time at the option of the holder into one share of common stock. In addition, we may require conversion of the Series A preferred stock when the closing price of our common stock equals or exceeds $10.00 per share for 15 consecutive trading days. We may elect to pay dividends on the Series A preferred stock either in cash or in additional shares of our common stock. The warrants issued in this offering will terminate on the earlier of five years or 30 days after we notify the holder that the closing price of our common stock has equaled or exceeded $5.50 per share for 20 consecutive days. We raised net proceeds of $100,000 and paid no commissions or other stock offering costs in this offering.

         The units sold in this private offering are subject to restrictions on transferability and resale, and may not be transferred or resold except as permitted under the Securities Act and applicable state securities laws. However, we agreed to add the common stock underlying the units issued in this offering in the first post-effective amendment to a shelf registration statement we previously filed on behalf of investors in two other private offerings. We filed an initial shelf registration statement with the Securities and Exchange Commission on August 3, 2001. We filed a pre-effective amendment to the shelf registration statement on December 3, 2001 and the amended shelf registration statement was declared effective by the Securities and Exchange Commission on December 6, 2001. As of May 10, 2002, we have not filed a post-effective amendment to the shelf registration statement.

         As part of the consideration for the purchase of all of the outstanding shares of Peachtree Capital Corporation, we agreed to issue 76,792 shares of 9% convertible Series B-1 preferred stock and 76,792 shares of 9% convertible Series B-2 preferred stock in January 2002 to the current shareholders of Peachtree Capital Corporation, Caroline O. and Steven Harless. The total value of the Series B-1 and Series B-2 preferred stock was $450,000. Each share of the Series B-1 and Series B-2 preferred stock will pay a 9% annual dividend, payable semi-annually. If we are unable to pay the dividends in cash, we must issue common stock in lieu of the cash dividend. Each share of the Series B-1 preferred stock will automatically convert into one share of common stock in March 2003, subject to adjustments if Peachtree Capital Corporation does not meet certain performance goals or if the price of our common stock drops. Each share of the Series B-2 preferred stock will automatically convert into one share of common stock in March 2004, subject to adjustments if Peachtree Capital Corporation does not meet certain performance goals or if the price of our common stock drops. In connection with the Peachtree Capital Corporation transaction, we agreed to issue to Attkisson, Carter & Akers 20,307 shares of our common stock as a finder's fee equal to 7% of the purchase price of the acquisition.

         The Series B-1 and Series B-2 preferred stock were offered solely to accredited investors pursuant to an exemption from registration contained in
Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act. The Series B-1 and Series B-2 preferred stock are subject to restrictions on transferability and resale, and may not be transferred or resold except as permitted under the Securities Act and applicable state securities laws. However, we agreed to either amend any outstanding shelf registration statement, or file a shelf registration statement, on behalf of the holders of the Series B-1 and Series B-2 preferred stock no later than January 2003 to assist in the disposition of the common stock received upon conversion of the Series B-1 and Series B-2 preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.1 Employment Agreement between Wayne W. Byers and ebank dated January 2, 2002.

(b) Reports on Form 8-K -- No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ebank.com, Inc.



Date:  May 14, 2002                 By:  /s/ James L. Box
      --------------                    --------------------------------------
                                         James L. Box
                                         President and Chief Executive Officer


                                    By:  /s/ Wayne W. Byers
                                         -------------------------------------
                                         Wayne W. Byers
                                         Chief Financial Officer