Form 10QSB
period 2002-06-30
EBANK COM INC
filed 2002-08-14
CIK 1050725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-41545

ebank.com, Inc.

(Exact Name of Small Business Issuer as Specified in its Charter)

Georgia	58-2349097

(State of Incorporation)	(I.R.S. Employer Identification No.)

2410 Paces Ferry Road, Suite 280, Atlanta, Georgia 30339

(Address of Principal Executive Offices)

(770) 863-9229

(Issuer’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.:    Yes   ☒    No   ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     1,707,916 shares of common stock, par value $.01 per share, were issued and outstanding as of July 30, 2002.

     Transitional Small Business Disclosure Format:    Yes   ☐    No   ☒

PART I — FINANCIAL INFORMATION
PART II OTHER INFORMATION
SIGNATURES
AMENDMENT TO THE 1998 STOCK INCENTIVE PLAN
EMPLOYMENT AGREEMENT
SECTION 906 CERTIFICATION OF THE CEO
SECTION 906 CERTIFICATION OF THE CFO

ebank.com, Inc.
CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Cash and due from banks	$812,507	$630,811
Interest bearing deposits in banks	446,237	73,624
Federal funds sold	1,210,000	3,601,000
Securities held-to-maturity, fair value of $12,633,632 and $12,667,769, respectively	12,926,659	12,927,505
Other Securities	510,000	510,000
Loans, net of allowance for loan losses of $960,000 and $838,650, respectively	72,454,584	74,825,784
Premises and equipment, net	1,077,563	1,420,066
Accrued interest receivable	609,302	639,209
Goodwill	941,250	0
Other assets	1,294,235	1,629,084

Total assets	$92,282,337	$96,257,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$74,943,140	$79,122,111
Accrued interest payable	152,226	203,985
Other borrowings	9,321,935	9,361,980
Other liabilities	640,680	167,997

Total liabilities	85,057,981	88,856,073

SHAREHOLDERS’ EQUITY
Series A preferred stock, $.01 par value, 8% cumulative, convertible into one share of common stock; 10,000,000 shares authorized; 2,410,000 and 2,390,000 issued and outstanding at June 30, 2002 and December 31, 2001, respectively; $163,344 and $413,270 accumulated undeclared dividends at June 30, 2002 and December 31, 2001, respectively	24,100	23,900
Series B-1 preferred, 9% convertible into one share of common stock; no par value; 76,792 shares authorized, none issued; $10,181 accumulated undeclared dividends at June 30, 2002	—	—
Series B-2 preferred, 9% convertible into one share of common stock; no par value; 76,792 shares authorized, none issued; $10,181 accumulated undeclared dividends at June 30, 2002	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 1,707,916 and 1,469,250 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	17,080	14,693
Capital surplus	19,649,609	19,060,376
Accumulated deficit	(12,376,433)	(11,607,959)
Accumulated other comprehensive loss	(90,000)	(90,000)

Total shareholders’ equity	7,224,356	7,401,010

Total liabilities and shareholders’ equity	$92,282,337	$96,257,083

The accompanying notes are an integral part of these consolidated financial statements

ebank.com, Inc.
CONSOLIDATED STATEMENTS OF LOSS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest income
Loans, including fees	$1,373,412	$1,708,985	$2,799,812	$3,463,525
Interest bearing deposits	1,435	345	2,272	483
Investment securities:
U.S. Government agencies and Corporations	202,189	7,605	399,934	7,605
Other investments	5,321	1,438	12,352	2,733
Federal funds sold	7,445	49,147	14,048	75,924

Total interest income	1,589,802	1,767,520	3,228,418	3,550,270

Interest expense
Interest bearing demand and money market	123,659	203,328	291,954	379,405
Savings	670	851	1,567	1,365
Time deposits of $100,000 or more	125,102	223,205	262,128	426,892
Other time deposits	320,575	624,153	676,804	1,235,001
Other borrowings	87,900	24,746	176,187	59,533

Total interest expense	657,906	1,076,283	1,408,640	2,102,196

Net interest income	931,896	691,237	1,819,778	1,448,074
Provision for possible loan losses	0	0	108,719	0

Net interest income after provision for possible loan losses	931,896	691,237	1,711,059	1,448,074

Other income	273,987	35,500	500,701	185,368

Other expense
Salaries and other compensation	567,708	424,223	1,111,070	889,668
Employee benefits	76,660	64,028	159,215	178,591
Net occupancy and equipment expense	351,882	354,795	704,519	669,657
Professional and other outside services	170,032	127,226	249,809	10,935
Other expense	168,074	35,635	263,800	115,846

Total other expenses	1,334,356	1,005,907	2,488,413	1,864,697

Loss before income tax benefit	(128,473)	(279,170)	(276,653)	(231,225)
Income tax benefit	—	—	—	—

Net loss	$(128,473)	$(279,170)	$(276,653)	$(231,255)

Basic and diluted loss per common share	$(.18)	$(.24)	$(.36)	$(.26)

The accompanying notes are an integral part of these consolidated financial statements.

ebank.com, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(128,473)	$(279,170)	$(276,653)	$(231,255)

Other comprehensive loss:
Unrealized loss on securities available for sale	0	0	0	0

Comprehensive loss	$(128,473)	$(279,170)	$(276,653)	$(231,255)

The accompanying notes are an integral part of these consolidated financial statements.

ebank.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,

	2002	2001

Cash Flows from operating activities:
Net loss	$(276,653)	$(231,255)
Adjustment to reconcile net loss to net cash provided (used) by operating activities:
Net amortization of investment securities	846	—
Depreciation and amortization of premises and equipment	351,493	366,053
Provision for possible loan losses	108,719	—
Gain on sale of other assets	—	(120,764)
(Increase) decrease in other assets	(110,930)	73,984
Decrease in accrued interest receivable	29,907	67,655
Decrease in accrued interest payable	(51,759)	(64,278)
Decrease in other liabilities	(36,816)	(554,270)

Net cash provided (used) by operating activities	14,807	(462,875)

Cash flows from investing activities:
Purchase of investment securities available for sale	—	(1,025,900)
Loans originated, net of principal repayments	2,276,509	(7,175,039)
Net proceeds from the sale of other real estate owned	—	734,998
Refund of equipment cost	—	22,500
Purchases of premises and equipment	(8,990)	(31,845)

Net cash used by investing activities	2,267,519	(7,475,286)

Cash flows from financing activities:
Net proceeds from the sale of preferred stock	100,000	3,374,960
Principal repayments of other borrowings	(40,045)	(2,536,611)
Net (decrease) increase in deposits	(4,178,972)	8,473,005

Net cash provided by financing activities	(4,119,017)	9,311,354

Net (decrease) increase in cash and cash equivalents	(1,836,691)	1,373,193
Cash and Cash Equivalents:
Beginning of period	4,305,435	5,504,756

End of period	$2,468,744	$6,877,949

The accompanying notes are an integral part of these consolidated financial statements.

ebank.com, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

     ebank.com, Inc. (formerly known as Southeastern Commerce Holding Company) provides a full range of banking and bank-related services to individual and corporate customers through its wholly owned bank subsidiary ebank, located in north Atlanta, Georgia and its wholly owned subsidiary Peachtree Capital Corporation also located in Atlanta, Georgia. Shortly after the opening of the bank subsidiary, plans were developed to offer Internet banking services, and regulatory approval for such services was obtained in December 1998. Effective April 20, 1999, the corporate name was changed to “ebank.com, Inc.” and the Internet domain name “ebank.com” was acquired. Internet banking services began on June 30, 1999. ebank.com, Inc. and its subsidiaries are subject to intense competition for all banking services, including Internet banking, from other financial institutions and nonbank financial service companies.

     ebank.com, Inc. was incorporated under the laws of the State of Georgia on August 22, 1997 to operate as a unitary thrift holding company under the supervision of the Office of Thrift Supervision. ebank began as a general banking business on August 17, 1998, as a wholly owned subsidiary of the company. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries, the bank and Peachtree Capital Corporation, collectively known as the “Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 — LOSSES PER COMMON SHARE

     Presented below is a summary of the components used to calculate basic and diluted losses per common share for the three months ended June 30, 2002 and 2001

	For the three months ended
	June 30,

	2002	2001

Basic Losses Per Common Share:
Weighted average common shares outstanding	1,707,916	1,469,250

Net loss	$(128,473)	$(279,170)
Preferred stock dividend	(173,525)	(80,078)

Net loss attributable to common stockholders	$(301,998)	$(359,248)

Basic losses per common share	$(.18)	$(.24)

Diluted Losses Per Common Share:
Weighted average common shares outstanding	1,707,916	1,469,250
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market prices for the year	—	—
Net effect of convertible preferred stock	—	—

Total weighted average common shares and common stock equivalents outstanding	1,707,916	1,469,250
Net loss attributable to common stockholders	$(301,998)	$(359,248)

Diluted losses per common share	$(.18)	$(.24)

     Presented below is a summary of the components used to calculate basic and diluted losses per common share for the six months ended June 30, 2002 and 2001.

	For the six months ended
	June 30,

	2002	2001

Basic Losses Per Common Share:
Weighted average common shares outstanding	1,616,073	1,469,250

Net loss	$(276,653)	$(231,255)
Undeclared preferred stock dividends	(299,284)	(143,367)

Net loss attributable to common stockholders	$(575,937)	$(374,622)

Basic losses per common share	$(.36)	$(.26)

Diluted Losses Per Common Share:
Weighted average common shares outstanding	1,616,073	1,469,250
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market prices for the year	—	—
Net effect of convertible preferred stock	—	—

Total weighted average common shares and common stock equivalents outstanding	1,616,073	1,469,250
Net loss attributable to common stockholders	$(575,937)	$(374,622)

Diluted losses per common share	$(.36)	$(.26)

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS

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

     On January 2, 2002 the Company acquired Peachtree Capital Corporation, a financial planning and securities brokerage firm located in Atlanta, Georgia. The results of operations for Peachtree Capital Corporation are included in the consolidated statement of operations of the Company for the period from January 2, 2002 to June 30, 2002. In exchange for all of the outstanding stock of Peachtree Capital Corporation, the Company paid $400,000 in cash and agreed to issue 76,792 shares of the Company’s Series B-1 preferred stock and 76,792 shares of the Company’s Series B-2 preferred stock. The preferred stock has been valued at $450,000. The total $850,000 purchase price was determined based upon arm’s length negotiations. A condensed balance sheet of Peachtree Capital Corporation disclosing the amount assigned to each major asset and liability caption at the acquisition date follows:

Cash	$15,000
Receivables	$0
Other liabilities	$0

     The Series B-1 and B-2 preferred stock pays a 9% annual dividend semi-annually. If the Company is unable to pay the dividends in cash, the Company will issue common stock in lieu of the cash dividend. Each share of the Series B-1 preferred stock will automatically convert into one share of common stock on the fifth day of the second month following the first anniversary date of the agreement, subject to adjustment on Peachtree Capital Corporation attaining certain performance goals. Each share of Series B-2 preferred stock will automatically convert into one share of common stock on the fifth day of the second month following the second anniversary date of the agreement, also subject to adjustment based on Peachtree Capital attaining certain performance goals. Common stock issued in excess of the one for one conversion factor will be recorded as an expense in the consolidated statement of operations when the conversion factor is determinable. There were no purchased research and development costs acquired or written off in the acquisition.

     All purchase price allocations in the acquisition have been finalized. The amount of the purchase price in excess of the book value of the net assets acquired of Peachtree Capital Corporation has been allocated to goodwill. The aggregate amount of goodwill acquired for the period ended June 30, 2002 amounted to $941,250. No goodwill impairment losses have been recognized for the period ended June 30, 2002. No amount of the goodwill is expected to be deductible for income tax purposes.

NOTE 4 — OTHER BORROWING

Other borrowings consist of the following:

	June 30,	December 31,
	2002	2001

Advance from Federal Home Loan Bank, interest payable quarterly at 3.91% until November 7, 2006 when the rate may be converted to the three-month LIBOR, matures November 7, 2011, collateralized by first mortgage loans	$4,000,000	$4,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 3.51%, matures December 1, 2003, collateralized by securities	5,000,000	5,000,000
Note payable from bank, interest payable quarterly at prime minus 0.50% (4.25% at June 30, 2002), due December 28, 2003, collateralized by common stock of the Bank	250,000	250,000
Capitalized lease obligation, monthly payments of $7,390 including imputed interest at 9%, collateralized by equipment	71,935	111,980

	$9,321,935	$9,361,980

Aggregate maturities required on other borrowings at June 30, 2002 are due in future years as follows:

2002	$41,882
2003	5,280,053
2011	4,000,000

$9,321,935

NOTE 5 — SERIES A PREFERRED STOCK

     In the third and fourth quarters of 2000 and the first and second quarters of 2001, the Company offered, through a private placement memorandum, to sell up to 500,000 “capital units” at a price of $10.00 per unit. Each capital unit consists of four shares of 8% cumulative preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. Each share of preferred stock is convertible into one share of common stock. The preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion of the preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company’s election, dividends on the preferred stock may be paid in cash or in additional shares of common stock. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company’s common stock has equaled or exceeded $5.00 per share for twenty consecutive trading days.

     In June 2001, the Company offered, through a private placement memorandum, to sell up to 100,000 “capital units” at a price of $10.00 per unit. Each capital unit consists of four shares of 8% cumulative preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of preferred stock is convertible into one share of common stock. The preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion for the preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company’s election, dividends on the preferred stock may be paid in cash or in additional shares of common stock. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company’s common stock has equaled or exceeded $5.50 per share for twenty consecutive trading days.

     In January 2002, the Company offered, through a private placement memorandum, to sell 10,000 “capital units” at a price of $10.00 per unit. Each capital unit consists of four shares of 8% cumulative preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of preferred stock is convertible into one share of common stock. The preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion for the preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company’s election, dividends on the preferred stock may be paid in cash or in additional shares of common stock. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company’s common stock has equaled or exceeded $5.50 per share for twenty consecutive trading days.

     In connection with the sale of the preferred stock, the Company paid its underwriter (a) a commission equal to 10% of the sales price for each unit sold by the underwriter (with the exception of units sold to directors and officers of the Company or units sold to investors located by the Company’s directors and officers who purchase at least 50,000 units) plus (b) a $25,000 fee after 50,000 units were sold by the underwriter, plus (c) a warrant to purchase 200,000 shares of the Company’s common stock at a price of $4.00 per share, exercisable for a period of five years.

     A summary of the Series A preferred stock issued as of June 30, 2002 follows:

Capital units sold	602,500

Gross proceeds from offering	$6,075,000
Offering costs including underwriter commission	(612,796)

Net proceeds received from offering	$5,462,204

Preferred shares issued	2,430,000

Preferred shares converted to common	20,000

Preferred shares issued and outstanding	2,410,000

Accumulated undeclared dividends on Series A preferred stock	$163,344

Common stock available for purchase under warrants issued to preferred shareholders	1,205,000
Common stock available for purchase under warrants issued to underwriter	200,000

Total common stock available for purchase under preferred stock warrants	1,405,000

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis or Plan of Operation.

     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Other potential risks and uncertainties include, but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Financial Condition

     Total consolidated assets decreased by $3,974,746 to $92,282,337 during the six month period ended June 30, 2002. The decrease was primarily related to a decrease in net deposits of approximately $4,179,000.

     At June 30, 2002, our assets consisted primarily of federal funds sold of $1,210,000, securities held to maturity of $12,926,659, net loans of $72,454,584, property at cost less accumulated depreciation of $1,077,563, other real estate owned of $1,041,220 and goodwill of $941,250 associated with the purchase of Peachtree Capital Corporation. Our liabilities at June 30, 2002 totaled $85,057,981, consisting of deposits of $74,943,140, accrued expenses and other liabilities of $792,906, and other borrowings of $9,321,935. Our shareholders’ equity totaled $7,224,356 at June 30, 2002.

Results of Operations

     From the bank’s opening date on August 17, 1998 through June 30, 2002, the bank had attracted approximately $75 million in deposits and net loans of $73 million. Net interest income, before provision for loan losses, for the six-month period ending June 30, 2002 totaled $1,819,778, compared to net interest income, before provision for loan losses, of $1,448,074 for the six-month period ending June 30, 2001. This increase in net interest income in the first half of 2002 over the first half of 2001 was primarily due to a reduction in the cost of time deposits.

     Our provision for loan losses for the six months ended June 30, 2002 and 2001 was $108,719 and $0, respectively. Other income earned for the six months ended June 30, 2002 and 2001 was $500,701 and $185,368, respectively. Included in other income for the six months ended June 30, 2002 is $456,087 generated by Peachtree Capital Corporation. Income from Peachtree Capital Corporation consists primarily of commissions earned on brokerage transactions, investment advisory service fees and insurance commissions. Included in other income for the six months ended June 30, 2001 was a gain of $120,764 recognized on the sale of other real estate owned. On an annualized basis, other income represents less than 1.09% of total assets.

     Operating expenses for the six-month period ending June 30, 2002 totaled $2,488,413, including salaries and other compensation of $1,111,070, employee benefits expenses of $159,215, occupancy and equipment expenses of $704,519, professional and other outside services of $249,809, and other expenses of $263,800. On an annualized basis, operating expenses represent 5.39% of total assets. Operating expenses for the six-month period ending June 30, 2001, adjusted for the effect of favorable resolutions to vendor fee disputes of $272,245, totaled $2,136,942.

     We had a net loss of $276,653 for the six-month period ended June 30, 2002, compared to a net loss of $213,255 for the six-month period ended June 30, 2001. After taking into account $299,284 in undeclared dividends on preferred stock, we had a net loss of $(.36) per common share for the six-month period ended June 30, 2002, compared to a net loss of $(.26) per common share for the six-month period ended June 30, 2001.

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

     As of June 30, 2002 and December 31, 2001, the allowance was $960,000 and $838,650, respectively. The allowance for loan losses, as a percentage of total gross loans, was 1.31% as of June 30, 2002, compared to 1.11% as of December 31, 2001. As of June 30, 2002, we had nine loans past due greater than 60 days totaling approximately $466,000. As of August 13, 2002, six of the nine delinquent loans totaling approximately $255,000 were current. We repossessed the collateral associated with one delinquent auto loan totaling $39,000 during the first quarter. During the second quarter, we received approximately $35,000 in net proceeds from the sale of the collateral resulting in a loss of approximately $4,000. There were no loans charged-off for the six-month period ending June 30, 2002.

Average Balances, Income and Expense, and Rates

     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2002:

Interest		Interest
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost

Interest bearing deposits	$315,538	$2,272	1.44%
Federal funds sold	1,803,247	14,048	1.56%
Investment securities	13,377,113	412,286	6.16%
Loans	75,755,995	2,799,812	7.39%
	$91,251,893	$3,228,418	7.08%

Deposits	$77,559,147	$1,232,453	3.18%
Other borrowings	9,120,287	176,187	3.86%

Total	86,679,434	1,408,640	3.25%

Net interest income/spread		$1,819,778	3.83

Net interest margin			3.99

     The net interest margin for the first six months of 2002 has increased to 3.99% as compared to 3.77% for the first six months of 2001 and for the entire year of 2001. Since most of our deposits have matured and are repriced, we expect our net interest margin to improve slightly in 2002.

Liquidity and Sources of Capital

     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2002 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $2.5 million, or 2.7% of total assets. Additionally, our ability to maintain and expand our deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 2002, total deposits decreased from $79.1 million to $74.9 million, representing a decrease of 5.3%. We will increase deposits as required to fund new loan growth. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand.

     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank’s primary regulator.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement

Capital ratios at June 30, 2002
Tier 1 capital	9.71%	4.0%
Tier 2 capital	1.25%
Total risk-based capital ratio	10.96%	8.0%
Leverage ratio	7.29%	4.0%

     The Office of Thrift Supervision has established a 4.0% minimum leverage ratio requirement for its highest rated banks. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 4.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

     We believe that, as of June 30, 2002, we meet all capital requirements to which we are subject.

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

     We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities, which either reprice or mature within a given period of time. The difference, or the interest rate repricing “gap,” provides an indication of the extent to which an institution’s interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

     The table below shows the interest rate sensitivity of our assets and liabilities as of June 30, 2002,

		After three
	Within	but within	After one
	Three	twelve	But within	After five
	Months	months	five years	Years	Total

	(Dollars in Thousands)
Interest-earning assets:
Interest Earning Deposits	$446	$—	$—	$—	$446
Loans	36,938	2,399	14,822	19,256	73,415
Investment Securities	2,450	—	—	10,928	13,378
Federal Funds Sold	1,210	—	—	—	1,210

Total Earning Assets	$41,044	$2,399	$14,822	$30,184	$88,449

Interest-bearing liabilities:
Money Market and NOW	$25,436	$—	$—	$—	$25,436
Savings Deposits	157	—	—	—	157
Time Deposits	8,874	23,948	11,418	—	44,240
Other Liabilities	21	51	5,250	4,000	9,322

Total interest-bearing liabilities	$34,488	$23,999	$16,668	$4,000	$79,155
Interest-sensitivity gap	$6,556	$(21,600)	$(1,846)	$26,184	$9,294

Cumulative interest-sensitivity gap	$6,556	$(15,044)	$(16,890)	$9,294	$9,294

Ratio of interest-sensitivity gap to total earning assets	7.41%	-24.42%	-2.09%	29.60%	10.51%
Ratio of cumulative interest- sensitivity gap to total earning assets	7.41%	-17.01%	-19.10%	10.51%

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

Loan Portfolio

     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $75,755,995 for the six-month period ended June 30, 2002. Total gross loans outstanding at June 30, 2002 were $73,517,899.

     The following table summarizes the composition of the loan portfolio at June 30, 2002:

		Percent
	Amount	of total

Commercial	$13,650,000	18.57%
Real estate – individual	30,842,527	41.95%
Real estate – commercial	23,821,128	32.40%
Installment loans to individuals	5,204,244	7.08%

Total loans	73,517,899	100.00%

Less: Net deferred loan fees	(103,315)
Allowance for loan loss	(960,000)

Total net loans	$72,454,584

     The principal components of our loan portfolio at June 30, 2002 were mortgage loans and commercial loans, which represented 92.9% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     In late May 1999, we received a notice from Huntington Bancshares Incorporated asserting that it has superior trademark rights in the name “ebank.” In 1996, Huntington Bancshares Incorporated obtained a federal trademark registration for the term “E-BANK.” Based on our review of materials Huntington sent us describing its use of the term “E-BANK,” we believe that Huntington’s use of the term is limited to a description of a system platform, which Huntington at one time offered or planned to offer on a wholesale basis to other banks. We do not believe that Huntington has used the term in connection with offering financial services to the public. Consequently, we do not believe that our ownership rights in the service mark “ebank” and our use of the mark to provide financial services on the Internet and elsewhere infringe upon Huntington’s federal trademark. In order to clarify the situation, on June 30, 1999 we filed an action in the United States District Court for the Northern District of Georgia, asking for a declaratory judgment that we have the right to use “ebank.com” as a trademark for Internet banking services despite Huntington’s registration. Rather than answering our complaint, Huntington filed suit against us on August 10, 1999 in the United States District Court for the Eastern District of Ohio, alleging trademark infringement over our use of the name “ebank.com.” In the Ohio action, Huntington sought an injunction against our use of the name “ebank.com” and “ebank,” as well as treble damages and all profits realized by us by reason of our use of the name “ebank.” Huntington submitted a motion to dismiss the Georgia action, and we submitted a motion to dismiss the Ohio action, in each case on the grounds of lack of jurisdiction. On March 29, 2000, the district court in the Georgia action granted Huntington’s motion to dismiss on the grounds that the court did not have jurisdiction over Huntington. On September 27, 2000, the district court in the Ohio action granted our motion to dismiss on the grounds of lack of jurisdiction.

     On July 20, 2001, e-BANK, LLC, a Huntington affiliate, filed claims against us in the United States District Court for the Northern District of Georgia, Atlanta Division. These currently pending claims are substantially similar to the claims that were dismissed in the Ohio action. We have filed a motion to dismiss, which has been opposed. We intend to vigorously defend our rights to the name “ebank.com.”

     There are no other material legal proceedings to which we or any of our properties are subject.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     Our annual meeting of the shareholders was held on May 20, 2002, for the following purposes:

1.	to elect three Class I directors to serve for three-year terms; and

2.	to elect one Class II director to serve for a one-year term.

     Only shareholders of record at the close of business on April 12, 2002, were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management’s solicitations. Proxies and ballots were received from the holders of 1,397,985 shares of our common stock, representing 81.85% of the outstanding shares of common stock. The results were as follows:

     The three individuals nominated to serve as Class I directors and the one individual nominated to serve as a Class II director were elected with the number of votes for, against, and withheld as indicated below:

CLASS I	FOR	AGAINST	WITHHELD

Terry L. Ferrero	1,384,740	-0-	13,245
Walter Drakeford	1,384,740	-0-	13,245
Caroline O. Harless	1,377,140	-0-	20,845

CLASS II	FOR	AGAINST	WITHHELD

Gregory J. Corona	1,384,740	-0-	13,245

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

3.2	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1.1 to the Company’s Form 8-K filed on April 23, 1999, File No. 000-24043.)

3.3	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 2, 2001, File No. 000-24043.)

3.4	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)

3.5	Articles of Amendment to the Articles of Incorporation effective December 21, 2001 (Incorporated by reference to Exhibit 3.5 to the Company’s Form 10-KSB filed on March 29, 2002, File No. 000-24043.)

3.6	Articles of Amendment to the Articles of Incorporation effective December 28, 2001 (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-KSB filed on March 29, 2000, File No. 000-24043.)

3.7	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

4.1	Articles of Incorporation of the Company, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6 and incorporated herein by reference.

4.2	Bylaws of the Company, filed as Exhibits 3.7 and incorporated herein by reference.

4.3	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

10.1	*ebank.com, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed October 5, 1999.)

10.2	*ebank.com, Inc. First Amendment to the 1998 Stock Incentive Plan as adopted by the Board of Directors on September 20, 1999 (Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB filed on April 12, 2000, File No. 000-24043.)

10.3	*ebank.com, Inc. Second Amendment to the 1998 Stock Incentive Plan as adopted by the Board of Directors on June 17, 2002.

10.4	*Employment Agreement between James L. Box and ebank dated May 17, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Denotes management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K — No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebank.com, Inc.

Date: August 14, 2002	By:	/s/ James L. Box

James L. Box President and Chief Executive Officer

Date: August 14, 2002	By:	/s/ Wayne W. Byers

Wayne W. Byers Chief Financial Officer