Form 10QSB
period 2002-09-30
EBANK COM INC
filed 2002-11-14
CIK 1050725

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
         SECURITIES EXCHABNGE EXCHANGE ACT OF 1934
         For the transition period from _______________ to ________________

                          Commission File No. 000-24043


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


            2410 Paces Ferry Road, Suite 190, Atlanta, Georgia 30339
                    (Address of Principal Executive Offices)

                                 (770) 863-9225
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable

      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.: Yes[X] No[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         1,707,916 shares of common stock, par value $.01 per share, were issued and outstanding as of October 29, 2002.

         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                 EBANK.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        September 30,        December 31,
                                                                                            2002                  2001
                                                                                        ------------         ------------
                                                                                         (Unaudited)           (Audited)
                                     ASSETS
Cash and due from banks                                                                 $    937,171         $    630,811
Interest earning deposits in banks                                                           131,096               73,624
Federal funds sold                                                                         4,582,000            3,601,000
                                                                                        ------------         ------------
Cash and cash equivalents                                                                  5,650,267            4,305,435
Securities held-to-maturity, fair value of $9,788,382 and $12,667,769,                     9,926,236           12,927,505
       Respectively
Other Securities                                                                             510,000              510,000
Loans, net of allowance for loan losses of $898,165 and                                   70,067,108           74,825,784
        $838,650, respectively
Premises and equipment, net                                                                  927,933            1,420,066
Accrued interest receivable                                                                  613,648              639,209
Goodwill                                                                                     941,250                 --
Other assets                                                                               1,303,218            1,629,084
                                                                                        ------------         ------------
               Total assets                                                             $ 89,939,660         $ 96,257,083
                                                                                        ============         ============
                                     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits                                                                                $ 72,592,580         $ 79,122,111
Accrued interest payable                                                                     163,742              203,985
Other borrowings                                                                           9,301,229            9,361,980
Other liabilities                                                                            350,341              167,997
                                                                                        ------------         ------------
               Total liabilities                                                          82,407,892           88,856,073
                                                                                        ------------         ------------

SHAREHOLDERS' EQUITY
Series A preferred stock, $.01 par value, 8% cumulative, convertible                          24,100               23,900
        into one share of common stock; 10,000,000 shares authorized;
        2,410,000 and 2,390,000 issued and outstanding;
        $286,522 and $413,270 accumulated undeclared dividends
Series B-1 cumulative preferred, 9% convertible into one share of                                768                   --
        common stock; $.01 par value; 76,792 shares authorized, issued and outstanding at September 30, 2002; $5,175 accumulated
        undeclared dividends at September 30, 2002
Series B-2 cumulative preferred, 9% convertible into one share of                                768                   --
        common stock; $.01 par value; 76,792 shares authorized, issued and outstanding at September 30, 2002; $5,175 accumulated
        undeclared dividends at September 30, 2002
Common stock, $.01 par value, 10,000,000 shares authorized,                                   17,080               14,693
        1,707,916 and 1,469,250 shares issued and outstanding
Capital surplus                                                                           19,585,891           19,060,376
Accumulated deficit                                                                      (12,006,839)         (11,607,959)
Accumulated other comprehensive loss                                                         (90,000)             (90,000)
                                                                                        ------------         ------------
               Total shareholders' equity                                                  7,531,768            7,401,010
                                                                                        ------------         ------------

               Total liabilities and shareholders' equity                               $ 89,939,660         $ 96,257,083
                                                                                        ============         ============

        The accompanying notes are an integral part of these consolidated financial statements

                                 EBANK.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the three months ended         For the nine months ended
                                                        ---------------------------       ---------------------------
                                                               September 30,                     September 30,
                                                        ---------------------------       ---------------------------
                                                           2002             2001             2002             2001
                                                        ----------       ----------       ----------       ----------
Interest income
   Loans, including fees .........................      $1,401,486       $1,647,434       $4,201,296       $5,110,482
   Interest-earning deposits .....................           3,058              227            5,330              704
   Investment securities:
      U.S. Government agencies and
      Corporations ...............................         169,862           33,107          569,795           40,712
   Other investments .............................           5,956            1,552           18,308            4,286
   Federal funds sold ............................           7,181           68,632           21,229          145,038
                                                        ----------       ----------       ----------       ----------
   Total interest income .........................       1,587,543        1,750,952        4,815,958        5,301,222
                                                        ----------       ----------       ----------       ----------
Interest expense
   Interest-bearing demand and money market ......         124,580          293,752          416,535          673,157
   Savings .......................................             858              562            2,427            1,927
   Time deposits of $100,000 or more .............         115,112          191,996          377,240          618,884
   Other time deposits ...........................         305,086          489,391          981,890        1,724,395
   Other borrowings ..............................          88,512            3,240          264,697           62,774
                                                        ----------       ----------       ----------       ----------
   Total interest expense ........................         634,148          978,941        2,042,789        3,081,137
                                                        ----------       ----------       ----------       ----------
Net interest income ..............................         953,395          772,011        2,773,169        2,220,085
Provision for loan losses ........................              --               --          108,719               --
                                                        ----------       ----------       ----------       ----------
Net interest income after provision
   for loan losses ...............................         953,395          772,011        2,664,450        2,220,085
                                                        ----------       ----------       ----------       ----------
Other income .....................................         228,634           40,606          729,338          225,974
                                                        ----------       ----------       ----------       ----------
Other expense
   Salaries and other compensation ...............         584,550          448,486        1,695,620        1,338,154
   Employee benefits .............................          83,997           92,310          243,212          270,901
   Net occupancy and equipment expense ...........         345,758          343,740        1,050,277        1,013,397
   Professional and other outside services .......         150,242          172,395          400,051          183,330
   Other expense .................................         139,707           66,458          403,507          182,304
                                                        ----------       ----------       ----------       ----------
   Total other expenses ..........................       1,304,254        1,123,389        3,792,667        2,988,086
                                                        ----------       ----------       ----------       ----------
   Net loss ......................................      $ (122,225)      $ (310,772)      $ (398,879)      $ (542,027)
                                                        ==========       ==========       ==========       ==========
Basic and diluted loss per common share ..........      $     (.15)      $     (.30)      $     (.48)      $     (.55)
                                                        ==========       ==========       ==========       ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                 EBANK.COM, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                                 For the three months ended          For the nine months ended
                                                ---------------------------         --------------------------
                                                       September 30,                       September 30,
                                                ---------------------------         ---------------------------
                                                  2002              2001              2002              2001
                                                ---------         ---------         ---------         ---------
Net loss                                        $(122,225)        $(310,772)        $(398,879)        $(542,027)
                                                ---------         ---------         ---------         ---------
Other comprehensive loss:
   Unrealized loss on securities
     available for sale                                --                --                --                --
                                                ---------         ---------         ---------         ---------
Comprehensive loss                              $(122,225)        $(310,772)        $(398,879)        $(542,027)
                                                =========         =========         =========         =========

        The accompanying notes are an integral part of these consolidated financial statements.

                                 EBANK.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       For the nine months ended
                                                                                             September 30,
                                                                                   --------------------------------
                                                                                       2002                2001
                                                                                   -----------         ------------
Cash flows from operating activities:
   Net loss                                                                        $  (398,879)        $   (542,027)
   Adjustment to reconcile net loss to net cash provided (used)
   by operating activities:
   Net amortization of investment securities                                             1,269                 --
   Depreciation and amortization of premises and equipment                             519,935              550,488
   Provision for loan losses                                                           108,719                 --
   Gain on sale of other real estate owned                                                --               (120,764)
   Change in other assets                                                             (129,342)              (3,067)
   Change in accrued interest receivable                                                25,561              (75,772)
   Change in accrued interest payable                                                  (40,243)             (75,599)
   Change in other liabilities                                                         122,843             (564,379)
                                                                                   -----------         ------------
         Net cash provided (used) by operating activities                              209,863             (831,120)
                                                                                   -----------         ------------
Cash flows from investing activities:
   Purchase of investment securities available-for-sale                                   --             (3,025,900)
   Maturity of investment securities held-to-maturity                                3,000,000                 --
   Loans originated, net of principal repayments                                     4,673,415          (12,543,891)
   Net proceeds from the sale of other real estate owned                                  --                734,998
   Refund of equipment cost                                                               --                 22,500
   Purchases of premises and equipment                                                 (27,802)             (47,123)
                                                                                   -----------         ------------
         Net cash provided (used) by investing activities                            7,645,613          (14,859,416)
                                                                                   -----------         ------------
Cash flows from financing activities:
   Net proceeds from the sale of preferred stock                                       100,000            3,374,960
   Principal repayments of other borrowings                                            (60,751)          (2,555,541)
   Net change in deposits                                                           (6,529,531)          15,493,707
   Dividend payment Series B-1 and Series B-2 preferred stock                          (20,362)                --
                                                                                   -----------         ------------
         Net cash provided (used) by financing activities                           (6,510,644)          16,313,126
                                                                                   -----------         ------------
Net increase in cash and cash equivalents                                            1,344,832              622,590
Cash and cash equivalents:
   Beginning of period                                                               4,305,435            5,504,756
                                                                                   -----------         ------------
   End of period                                                                   $ 5,650,267         $  6,127,346
                                                                                   ===========         ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                 EBANK.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

         ebank.com, Inc. (formerly known as Southeastern Commerce Holding Company) provides a full range of banking and bank-related services to individual and corporate customers through its wholly owned bank subsidiary ebank, located in north Atlanta, Georgia and its wholly owned subsidiary Peachtree Capital Corporation also located in Atlanta, Georgia. Shortly after the opening of the bank subsidiary, plans were developed to offer Internet banking services, and regulatory approval for such services was obtained in December 1998. Effective April 20, 1999, the corporate name was changed to "ebank.com, Inc." and the Internet domain name "ebank.com" was acquired. Internet banking services began on September 30, 1999. ebank.com, Inc. and its subsidiaries are subject to intense competition for all banking services, including Internet banking, from other financial institutions and nonbank financial service companies.

         ebank.com, Inc. was incorporated under the laws of the State of Georgia on August 22, 1997 to operate as a unitary thrift holding company under the supervision of the Office of Thrift Supervision. ebank began as a general banking business on August 17, 1998, as a wholly owned subsidiary of ebank.com, Inc. The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries, ebank and Peachtree Capital Corporation, collectively known as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

                         SIGNIFICANT ACCOUNTING POLICIES

         The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2001 annual report to shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.

         Many of the Company's assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectability of loans is reflected through the Company's estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company utilizing dealer quotes or market comparisons.

                                USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

NOTE 2 -- LOSSES PER COMMON SHARE

         Presented below is a summary of the components used to calculate basic and diluted losses per common share for the three months ended September 30, 2002 and 2001.

                                                                          For the three months ended
                                                                                September 30,
                                                                        -----------------------------
                                                                           2002               2001
                                                                        ----------         ----------
         Basic Losses Per Common Share:
           Weighted average common shares outstanding                    1,707,916          1,469,250
                                                                        ==========         ==========

           Net loss                                                     $ (122,225)        $ (310,772)
           Preferred stock dividend                                       (133,528)          (122,156)
                                                                        ----------         ----------
           Net loss attributable to common stockholders                 $ (255,753)        $ (432,928)
                                                                        ==========         ==========

           Basic losses per common share                                $     (.15)        $     (.30)
                                                                        ==========         ==========

Presented below is a summary of the components used to calculate basic and diluted losses per common share for the nine months ended September 30, 2002 and 2001.


                                                                          For the nine months ended
                                                                                September 30,
                                                                        -----------------------------
                                                                           2002               2001
                                                                        ----------         ----------
         Basic Losses Per Common Share:
           Weighted average common shares outstanding                    1,647,024          1,469,250
                                                                        ==========         ==========

           Net loss                                                     $ (398,879)        $ (542,027)
           Preferred stock dividends                                      (396,285)          (265,523)
                                                                        ----------         ----------
           Net loss attributable to common stockholders                 $ (795,164)        $ (807,550)
                                                                        ==========         ==========

           Basic losses per common share                                $     (.48)        $     (.55)
                                                                        ==========         ==========

NOTE 3 -- NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values and be reviewed for impairment. SFAS No. 141 was effective July 1, 2001 and the provisions of SFAS No. 142 were effective January 1, 2002.

NOTE 4 -- PEACHTREE CAPITAL CORPORATION

         On January 2, 2002, the Company acquired Peachtree Capital Corporation, a financial planning and securities brokerage firm located in Atlanta, Georgia. The results of operations for Peachtree Capital Corporation are included in the consolidated statement of operations of the Company for the period from January 2, 2002 to September 30, 2002. In exchange for all of the outstanding stock of Peachtree Capital Corporation, the Company paid $400,000 in cash and agreed to issue 76,792 shares of the Company's Series B-1 convertible preferred stock and 76,792 shares of the Company's Series B-2 convertible preferred stock based on a price of $2.93 a share, resulting in the preferred stock being valued at $450,000. The total $850,000 purchase price was determined based upon arm's length negotiations. The Company incurred $106,250 in costs related to this acquisition. At January 2, 2002, Peachtree Capital Corporation's only asset was $15,000 in cash and there were no liabilities.

         The Series B-1 and Series B-2 cumulative convertible preferred stock pays a 9% annual dividend semi-annually. If the Company is not legally permitted to pay the dividends in cash, the Company will issue its common stock in lieu of the cash dividend. Subject to certain possible adjustments discussed below, each share of the Series B-1 preferred stock will automatically convert into one share of the Company's common stock on the fifth day of the second month following the first anniversary date of the agreement if the average daily closing price of the Company's common stock for the thirty days prior to the conversion date is equal to or greater than $2.93 per share (the "Purchase Price"). Subject to certain possible adjustments discussed below, each share of the Series B-2 preferred stock will automatically convert into one share of the Company's common stock on the fifth day of the second month following the second anniversary date of the agreement if the average daily closing price of the Company's common stock for the thirty days prior to the conversion date is equal to or greater than the Purchase Price.

         The Company will be required to issue additional shares of its common stock if the average daily closing price of the Company's common stock for the 30 trading days immediately prior to either of the conversion dates is less than $2.93 per share (the "Adjusted Conversion Price"). In any such event, and subject to the possible adjustments described below, the number of shares of the Company's common stock to be received will equal the number of Series B-1 or Series B-2 shares outstanding on each respective conversion date multiplied by a conversion ratio consisting of the Purchase Price divided by the Adjusted Conversion Price. If the conversion of the Series B-1 or Series B-2 preferred stock would result in any holder owning in the aggregate 10% or more of the Company's outstanding voting stock, the Company will only convert that number of shares of preferred stock which would result in such holder owning (in the aggregate) 9.9% of the Company's outstanding voting stock. In lieu of the remaining common stock which could not be converted due to the 10% limitation, the Company will issue debentures to such holder with a face value equal to the then current market value of such additional shares of common stock. Any such debentures will call for quarterly interest only payments at an annual interest rate of nine percent, and a balloon payment at the end of the two-year term.

         The Purchase Price is subject to certain adjustments if Peachtree Capital Corporation fails to achieve certain targeted levels of revenue on or before each of the conversion dates. The Adjusted Conversion Price will also be adjusted for any stock splits and reverse stock splits of the Company's common stock.

         Any common stock issued in excess of the one-for-one conversion factor will be recorded as an additional expense of the acquisition in the consolidated statement of operations when the conversion factor is determinable. There were no purchased research and development costs acquired or written off in the acquisition.

         The amount of the purchase price plus acquisition costs in excess of the book value of the net assets acquired of Peachtree Capital Corporation has been allocated to goodwill. The aggregate amount of goodwill acquired for the period ended September 30, 2002 amounted to $941,250. No goodwill impairment losses have been recognized for the period ended September 30, 2002. No amount of the goodwill is expected to be deductible for income tax purposes.

NOTE 5 -- SERIES A PREFERRED STOCK

         In the third and fourth quarters of 2000 and the first and second quarters of 2001, the Company offered, through a private placement memorandum, to sell up to 500,000 "capital units" at a price of $10.00 per unit. Each capital unit consists of four shares of Series A 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. Each share of Series A preferred stock is convertible into one share of common stock. The Series A preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion of the Series A preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company's election, dividends on the Series A preferred stock may be paid in cash or in additional shares of common stock. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company's common stock has equaled or exceeded $5.00 per share for twenty consecutive trading days.

         In June 2001, the Company offered, through a private placement memorandum, to sell up to 100,000 "capital units" at a price of $10.00 per unit. Each capital unit consists of four shares of Series A 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of Series A preferred stock is convertible into one share of common stock. The Series A preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion for the Series A preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company's election, dividends on the Series A preferred stock may be paid in cash or in additional shares of common stock. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company's common stock has equaled or exceeded $5.50 per share for twenty consecutive trading days.

         In January 2002, the Company offered, through a private placement memorandum, to sell 10,000 "capital units" at a price of $10.00 per unit. Each capital unit consists of four shares of Series A 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of Series A preferred stock is convertible into one share of common stock. The Series A preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion for the Series A preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company's election, dividends on the Series A preferred stock may be paid in cash or in additional shares of common stock. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company's common stock has equaled or exceeded $5.50 per share for twenty consecutive trading days.

         In connection with the sale of the Series A preferred stock, the Company paid its underwriter (a) a commission equal to 10% of the sales price for each unit sold by the underwriter (with the exception of units sold to directors and officers of the Company or units sold to investors located by the Company's directors and officers who purchased at least 50,000 units) plus (b) a $25,000 fee after 50,000 units were sold by the underwriter, plus (c) a warrant to purchase 200,000 shares of the Company's common stock at a price of $4.00 per share, exercisable for a period of five years.

         A summary of the Series A preferred stock issued as of September 30, 2002 follows:

Capital units sold (net of 5,000 units converted in March 2002)                                      602,500
                                                                                                  ----------

Gross proceeds from offering                                                                      $6,075,000

Offering costs including underwriter commission                                                     (612,796)
                                                                                                  ----------

Net proceeds received from offering                                                               $5,462,204
                                                                                                  ----------

Series A Preferred shares issued                                                                   2,430,000
Series A Preferred shares converted to common                                                         20,000
                                                                                                  ----------
Series A Preferred shares issued and outstanding                                                   2,410,000
                                                                                                  ----------

Accumulated undeclared dividends on Series A preferred stock                                      $  286,522
                                                                                                  ==========

Common stock available for purchase under warrants issued to preferred shareholders                1,205,000

Common stock available for purchase under warrants issued to underwriter                             200,000
                                                                                                  ----------
Total common stock available for purchase under warrants                                           1,405,000
                                                                                                  ==========


NOTE 6 -- SUBSEQUENT EVENT

         On September 27, 2002, we announced that our subsidiary, ebank, would establish a loan production office in Columbia, Maryland on October 1, 2002. The loan production office originates home mortgages and home equity loans and sells them in the secondary market. Although the Columbia office was established on October 1, 2002 as planned, we decided to discontinue operations on November 30, 2002, after consultations with the Office of Thrift Supervision, the bank's primary regulator. We do not anticipate any loss in connection with discontinuing operations of the Columbia office.

PART I -- FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This Report may contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 23E of the Securities Exchange Act of 1934, as amended. Such statements may relate to, among other matters, our future financial position, business prospects and strategy, projected costs and plans and objectives for future operations, growth and liquidity. Forward-looking statements generally can be identified by the use of forward-looking words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," "estimate," "project," or "continue" or words of similar meaning. These statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from historical results or from those anticipated or implied as of the date of this report. Some of the factors that could cause such a variance are:

         - significant increases in competitive pressure in the banking and financial services industries;

         - changes in the interest rate environment which could reduce anticipated or actual margins;

         - changes in political conditions or in the legislative or regulatory environment;

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

General

         ebank.com, Inc., a Georgia corporation, is the holding company for ebank, a federal savings bank, and as of January 2, 2002, Peachtree Capital Corporation, a Georgia corporation based in Atlanta which provides financial planning and securities brokerage services. We provide banking and other financial services to small business and retail customers through our offices in Atlanta, Georgia and via the Internet. We have revised our business strategy to emphasize our traditional banking business and to develop cost-effective strategies utilizing the Internet as one of our delivery channels. We provide a broad array of financial products and services to our small business and retail customers, including checking accounts, bill payment services, money markets, CDs, ATM cards, home equity loans, mortgage loans, commercial loans, and credit cards. In addition, as of January 2, 2002, we began providing comprehensive investment services, including personal financial planning; life, health and disability insurance; portfolio management; and financial advisory services for entrepreneurs and small businesses through our wholly owned subsidiary Peachtree Capital Corporation.

Financial Condition

         Total consolidated assets decreased by $6,317,423 to $89,939,660 during the nine-month period ended September 30, 2002. The decrease in assets was primarily related to decreases in net loans and investments of approximately $4.8 million and $3.0 million, respectively, offset by an increase in Federal funds sold of approximately $981 thousand. The decrease in net loans is primarily attributable to a reduction of approximately $6.1 million in commercial and commercial mortgage loans offset by an increase of $1.9 million in consumer loans. This change in loan portfolio mix reflects management's efforts to expand its consumer loan portfolio and decrease its reliance on commercial loans. Other changes in assets include the addition of goodwill of $941,250 associated with the January 2002 purchase of Peachtree Capital Corporation and a decline in net fixed assets of approximately $492 thousand. The decline in fixed assets is the result of $520 thousand in depreciation during the period offset by fixed asset purchases of $28 thousand.

         Total consolidated liabilities decreased by $6,448,181 to $82,407,892 during the nine-month period ended September 30, 2002. The decrease in liabilities is primarily related to a $6.5 million decrease in deposits including declines in money market and certificate of deposits of $4.8 million and $1.2 million, respectively, during the nine-month period ended September 30, 2002.

Results of Operations - Nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

         Net loss for the nine months ended September 30, 2002 was $398,879 ($(.24) per common share), or $(.48) per common share after taking into account $396,285 in dividends on preferred stock, compared with a net loss of $542,027 ($(.37) per common share), or $(.55) per common share after taking into account $265,523 in dividends on preferred stock, for the nine months ended September 30, 2001. Net interest income, before provision for loan losses, for the nine-month period ending September 30, 2002 totaled $2,773,169, compared to net interest income, before provision for loan losses, of $2,220,085 for the nine-month period ending September 30, 2001. This increase in net interest income was primarily due to a reduction in the cost of time deposits compared to the same period in 2001.

         Other income earned for the nine months ended September 30, 2002 and 2001 was $729,338 and $225,974, respectively. Included in other income for the nine months ended September 30, 2002 is $662,353 generated by Peachtree Capital Corporation. Income from Peachtree Capital Corporation consists primarily of commissions earned on brokerage transactions, investment advisory service fees and insurance commissions. Included in other income for the nine months ended September 30, 2001 was a gain of $120,764 recognized on the sale of other real estate owned. On an annualized basis, other income represents less than 1.08% of total assets.

         Operating expenses for the nine-month period ending September 30, 2002 and September 30, 2001 totaled $3,792,667 and $3,260,331, respectively. Operating expenses for the nine-month period ending September 30, 2001 are adjusted for the effect of favorable resolutions to vendor fee disputes of $272,245. Operating expenses for the current year include expenses associated with Peachtree Capital Corporation acquired at the beginning of the year. Operating expenses associated with Peachtree Capital Corporation for the nine-month period ending September 30, 2002 totaled $524,785, including salaries and other compensation of $338,587, occupancy expense of $70,982 and other expenses of $115,216. Adjusted for net occupancy expense associated with Peachtree Capital Corporation, net occupancy and equipment expense declined by $34,102 primarily as a result of successfully subleasing excess office space. Professional fees for the nine-month period ending September 30, 2001, without adjusting for favorable vendor fee resolutions of $272,245, totaled $455,575 as compared to professional fees for the nine-month period ending September 30, 2002 of $400,051. The $55,524 reduction is primarily related to reduced legal fees during the current year. Adjusted for other expenses associated with Peachtree Capital Corporation, other expenses increased by $105,987 primarily as a result of increases in insurance costs and regulatory fees. On an annualized basis, operating expenses represent 5.62% of total assets.

Results of Operations - Three months ended September 30, 2002 compared to the three months ended September 30, 2001

         Net loss for the three months ended September 30, 2002 was $122,225 ($(.07) per common share), or $(.15) per common share after taking into account $133,528 in dividends on preferred stock, compared with a net loss of $310,772 ($(.21) per common share), or $(.30) per common share after taking into account $122,156 in dividends on preferred stock, for the three months ended September 30, 2001. Net interest income, before provision for loan losses, for the three-month period ending September 30, 2002 totaled $953,395, compared to net interest income, before provision for loan losses, of $772,011 for the three-month period ending September 30, 2001. This increase in net interest income was primarily due to a reduction in the cost of time deposits compared to the same period in 2001.

         Other income earned for the three months ended September 30, 2002 and 2001 was $228,634 and $40,606, respectively. Included in other income for the three months ended September 30, 2002 is $206,266 generated by Peachtree Capital Corporation. Income from Peachtree Capital Corporation consists primarily of commissions earned on brokerage transactions, investment advisory service fees and insurance commissions.

         Operating expenses for the three-month period ending September 30, 2002 and 2001 totaled $1,304,254 and $1,123,389, respectively. Operating expenses for the current year include expenses associated with Peachtree Capital Corporation acquired at the beginning of the year. Operating expenses associated with Peachtree Capital Corporation for the three-month period ending September 30, 2002 totaled $180,237, including salaries and other compensation of $113,880, occupancy expense of $23,700 and other expenses of $42,657. Adjusted for operating expenses incurred in connection with Peachtree Capital Corporation, total operating expenses declined $628 for the three-month period ending September 30, 2002 as compared to the prior year period. On an annualized basis, operating expenses represent 5.80% of total assets.

Allowance for Loan Losses

         There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. To address these risks, we have developed policies and procedures to evaluate the overall quality of our credit portfolio and the timely identification of potential problem loans. We maintain an allowance for loan losses, which we establish through charges in the form of a provision for loan losses. We charge loan losses and credit recoveries directly to this allowance.

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

         As of September 30, 2002 and December 31, 2001, the allowance was $898,165 and $838,650, respectively. The allowance for loan losses, as a percentage of total gross loans, was 1.27% as of September 30, 2002, compared to 1.11% as of December 31, 2001. Our provision for loan losses for the nine-months ended September 30, 2002 and 2001 was $108,719 and $0, respectively. As of September 30, 2002, we had one loan past due greater than 60 days totaling approximately $19,000. There was one loan charged-off during the nine-month period ending September 30, 2002 totaling approximately $62,000 and recoveries of previous charge-offs of approximately $13 thousand during the period.

Average Balances, Income and Expense, and Rates

         Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2002:

        Interest-                                         Interest
     Earning Assets/                    Average           Income/          Yield/
    Bearing Liabilities                 Balance             Cost            Cost
--------------------------            -----------        ----------        ------
Interest-earning deposits             $   256,279        $    5,330         2.77%
Federal funds sold                      1,985,141            21,229         1.43%
Investment securities                  12,754,994           588,103         6.15%
Loans                                  74,757,925         4,201,296         7.49%

                                      $89,754,339        $4,815,958         7.15%
                                      ===========        ==========

Deposits                              $76,195,249        $1,778,092         3.11%
Other borrowings                        9,105,066           264,697         3.88%
                                      -----------        ----------

               Total                   85,300,315         2,042,789         3.19%
                                       ==========         =========

Net interest income/spread                               $2,773,169         3.96
                                                         ==========

Net interest margin                                                         4.12

         The net interest margin for the first nine months of 2002 has increased to 4.12% as compared to 3.48% for the first nine months of 2001 and 3.77% for the entire year of 2001. Since most of our deposits have matured and are repriced at lower rates, we expect our net interest margin to improve slightly in 2002.

Liquidity and Sources of Capital

         Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The September 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $5.7 million, or 6.3% of total assets. For the nine-month period ended September 30, 2002, total deposits decreased from $79.1 million to $72.6 million, representing a decrease of 8.3%. We will increase deposits as required to fund new loan growth. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations.

         The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank's primary regulator.

                                                              Bank          Minimum
                                                             Capital      Regulatory
                                                              Ratio       Requirement
                                                             -------      -----------
         Capital ratios at September 30, 2002
           Tier 1 capital                                      9.94%          4.0%
           Tier 2 capital                                      1.25%
              Total risk-based capital ratio                  11.19%          8.0%

           Leverage ratio                                      7.40%          4.0%

         The Office of Thrift Supervision has established a 4.0% minimum leverage ratio requirement for its highest rated banks. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 4.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

         We believe that, as of September 30, 2002, we exceed all capital requirements to which we are subject.

Liquidity And Rate Sensitivity

         Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest-sensitive assets and liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.

         We measure interest rate sensitivity as the difference between amounts of interest-earning assets and interest-bearing liabilities, which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-sensitive assets exceeds the amount of interest-sensitive liabilities, and is considered negative when the amount of interest-sensitive liabilities exceeds the amount of interest-sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

         The table below shows the interest rate sensitivity of our assets and liabilities as of September 30, 2002:

                                                            After three
                                               Within       but within      After one         After
                                                three         twelve        but within        five
                                               months         months        five years        years         Total
                                               -------      -----------     ----------       -------       -------
                                                                     (Dollars in Thousands)
Interest-earning assets:
  Interest-earning deposits                    $   131       $     --        $     --        $    --       $   131
  Loans                                         34,438          4,040          12,492         20,089        71,059
  Investment securities                            450             --              --          9,926        10,376
  Federal funds sold                             4,582             --              --             --         4,582
                                               -------       --------        --------        -------       -------
Total interest-earning assets                  $39,601       $  4,040        $ 12,492        $30,015       $86,148
                                               -------       --------        --------        -------       -------

Interest-bearing liabilities:
  Money market and NOW                         $23,316       $     --        $     --        $    --       $23,316
  Savings deposits                                 320             --              --             --           320
  Time deposits                                 11,133         23,942           8,489             --        43,564
  Other liabilities                                 21             30           5,250          4,000         9,301
                                               -------       --------        --------        -------       -------
Total interest-bearing liabilities             $34,790       $ 23,972        $ 13,739        $ 4,000       $76,501
                                               -------       --------        --------        -------       -------

Interest-sensitivity gap                       $ 4,811       $(19,932)       $ (1,247)       $26,015       $ 9,647
                                               =======       ========        ========        =======       =======

Cumulative interest-sensitivity gap            $ 4,811       $(15,121)       $(16,368)       $ 9,647       $ 9,647
                                               =======       ========        ========        =======       =======

Ratio of interest-sensitivity gap to
  total interest-earning assets                   5.58%        -23.14%          -1.45%         30.20%        11.20%


  Ratio of cumulative interest-
  sensitivity gap to total interest-
  earning assets                                  5.58%        -17.55%         -19.00%         11.20%

         As evidenced by the table above, we are cumulatively liability-sensitive at one year. However, gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities.

         Loan Portfolio

         Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category.

         The following table summarizes the composition of the loan portfolio at September 30, 2002:

                                                                       Percent
                                                   Amount              of total
                                                ------------           --------
Commercial                                      $ 13,193,883             18.57%
Real estate - individual                          28,475,261             40.07%
Real estate - commercial                          23,309,408             32.80%
Installment loans to individuals                   6,080,608              8.56%
                                                ------------            ------
Total loans                                       71,059,160            100.00%
                                                                        ======

Less: Net deferred loan fees                         (93,885)
      Allowance for loan losses                     (898,165)
                                                ------------
Total net loans                                 $ 70,067,108
                                                ------------

         The principal components of our loan portfolio at September 30, 2002 were mortgage loans and commercial loans, which represented 91.44% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         Within the 90 days prior to the date of this Form 10-QSB, an evaluation was performed under Rule 13a-14 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In late May 1999, we received a notice from Huntington Bancshares Incorporated asserting that it has superior trademark rights in the name "ebank." In 1996, Huntington Bancshares Incorporated obtained a federal trademark registration for the term "E-BANK." Based on our review of materials Huntington sent us describing its use of the term "E-BANK," we believe that Huntington's use of the term is limited to a description of a system platform, which Huntington at one time offered or planned to offer on a wholesale basis to other banks. We do not believe that Huntington has used the term in connection with offering financial services to the public. Consequently, we do not believe that our ownership rights in the service mark "ebank" and our use of the mark to provide financial services on the Internet and elsewhere infringe upon Huntington's federal trademark. In order to clarify the situation, on September 30, 1999 we filed an action in the United States District Court for the Northern District of Georgia, asking for a declaratory judgment that we have the right to use "ebank.com" as a trademark for Internet banking services despite Huntington's registration. Rather than answering our complaint, Huntington filed suit against us on August 10, 1999 in the United States District Court for the Eastern District of Ohio, alleging trademark infringement over our use of the name "ebank.com." In the Ohio action, Huntington sought an injunction against our use of the name "ebank.com" and "ebank," as well as treble damages and all profits realized by us by reason of our use of the name "ebank." Huntington submitted a motion to dismiss the Georgia action, and we submitted a motion to dismiss the Ohio action, in each case on the grounds of lack of jurisdiction. On March 29, 2000, the district court in the Georgia action granted Huntington's motion to dismiss on the grounds that the court did not have jurisdiction over Huntington. On September 27, 2000, the district court in the Ohio action granted our motion to dismiss on the grounds of lack of jurisdiction.

         On July 20, 2001, e-BANK, LLC, a Huntington affiliate, filed claims against us in the United States District Court for the Northern District of Georgia, Atlanta Division. These currently pending claims are substantially similar to the claims that were dismissed in the Ohio action. We filed a motion to dismiss, which the Court denied on September 17, 2002. On November 1, 2002, we answered the complaint, denying liability and filed a counterclaim seeking cancellation of e-BANK, LLC's trademark and an award of attorneys' fees. The discovery period commences December 2, 2002, and is scheduled to last for four months.

         There are no other material legal proceedings to which we or any of our properties are subject.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         On September 27, 2002, we announced that our subsidiary, ebank, would establish a loan production office in Columbia, Maryland on October 1, 2002. The loan production office originates home mortgages and home equity loans and sells them in the secondary market. Although the Columbia office was established on October 1, 2002 as planned, we decided to discontinue operations on November

30, 2002, after consultations with the Office of Thrift Supervision, the bank's primary regulator. We do not anticipate any loss in connection with discontinuing operations of the Columbia office.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K -- The following exhibits were filed on Form 8-K for the period ended September 30, 2002:

         1. Form 8-K filed with the SEC on September 17, 2002, reporting the resignation of Mauldin & Jenkins, LLC, as the Company's auditors and reporting the engagement of Porter Keadle Moore, LLP, as the Company's new auditors.

         2. Form 8-K filed with the SEC on September 27, 2002, announcing that the Company's federal savings bank subsidiary, ebank, would establish a loan production office in Columbia, Maryland on October 1, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ebank.com, Inc.



Date: November 14, 2002             By: /s/ James L. Box
      -----------------                 -------------------------------------
                                        James L. Box
                                        President and Chief Executive Officer



Date: November 14, 2002             By: /s/ Wayne W. Byers
      -----------------                 -------------------------------------
                                        Wayne W. Byers
                                        Chief Financial Officer

                                 CERTIFICATIONS

         I, James L. Box, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of ebank.com, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



                                    By: /s/ James L. Box
                                       -------------------------------------
                                       James L. Box,
                                       President and Chief Executive Officer

         I, Wayne W. Byers, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of ebank.com, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
      -----------------------

                                    By: /s/ Wayne W. Byers
                                        -----------------------
                                        Wayne W. Byers,
                                        Chief Financial Officer