Form 10KSB
period 2002-12-31
EBANK FINANCIAL SERVICES INC
filed 2003-03-31
CIK 1050725

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
                                   (MARK ONE)

 X     Annual Report under Section 13 or 15(d) of the Securities Exchange Act
---    of  1934
       For the fiscal year ended December 31, 2002

       or

       Transition Report under Section 13 or 15(d) of the Securities Exchange
---    Act of 1934
       For the transition period from           to
                                       --------    --------

                         Commission file no. 000-24043

                         ebank Financial Services, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Georgia                                           58-2349097
--------------------------------                          -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

                        2410 Paces Ferry Road, Suite 190
                        --------------------------------
                             Atlanta, Georgia 30339
                             ----------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (770) 863-9225
                                 --------------
                 Issuer's Telephone Number, Including Area Code

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     The Company's revenues for the fiscal year ended December 31, 2002 were $10,277,074.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 25, 2003, was $2,387,534. This calculation is based upon a value of $1.25 per share, which was the average bid and asked price of the common stock on the OTC Bulletin Board on such date and excludes the aggregate market value of the voting stock held by all of the officers and directors of the Company.

     There were 2,060,639 shares of the Company's common stock issued and outstanding as of March 25, 2003.

     Transitional Small Business Disclosure Format. (Check one): Yes     No  X
                                                                    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders to be held on May 19, 2003 are incorporated by reference in Part III of this Form 10-KSB.

================================================================================

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS
-------   -------------------------

     This Report may contain certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements may relate to, among others, our future financial position, business prospects and strategy, projected costs and plans and objectives for future operations, growth and liquidity. Forward-looking statements generally can be identified by the use of words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," "estimate," "project," or "continue" or words of similar meaning. These statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from our historical results or from those anticipated or implied as of the date of this Report. Some of the factors that could cause such a variance are:

     - significant increases in competitive pressure in the banking and financial services industries;

     - changes in the interest rate environment which could reduce anticipated or actual margins;

     - changes in political conditions or the legislative or regulatory environment;

     - general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

     -    changes  occurring  in  business  conditions  and  inflation;

     -    changes  in  technology;

     -    changes  in  monetary  and  tax  policies;

     -    changes  in  the  securities  markets;  and

     - other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

GENERAL

     ebank Financial Services, Inc., formerly known as ebank.com, Inc., a Georgia corporation, is the holding company for ebank, a federal savings bank, and from January 2, 2002 through December 31, 2002, Peachtree Capital Corporation, a Georgia corporation based in Atlanta which provides financial planning and securities brokerage services. We provide banking and other financial services to small business and retail customers through our offices in Atlanta, Georgia and via the Internet. We were incorporated in August 1997 for the purpose of forming and operating ebank, originally known as Commerce Bank, a federal savings bank. We completed our initial public offering in July 1998, raising $14.7 million, with net proceeds after offering expenses of $13.7 million, and we obtained final FDIC and Office of Thrift Supervision approvals to open ebank for business on August 17, 1998. Initially, we operated ebank in one location in Atlanta, Georgia as a traditional community bank, emphasizing personalized service and the banking needs of individuals and small businesses. From the outset, however, we intended to enhance our delivery of these services through the use of state-of-the-art technology. We also planned to capitalize on the flexibility provided by our thrift charter to pursue strategic opportunities in related areas of commerce. In April 1999, we acquired the Internet domain name ebank.com, and on June 30, 1999, we commenced Internet banking services.

     In January 2000, we launched a comprehensive new business strategy which included strategic alliances with several third parties and contemplated a rapid expansion of our Internet operations. Like many other companies with significant Internet operations, we expected to grow rapidly, and we incurred a substantial amount of operating and marketing expenses in preparing and positioning ourselves for this growth. To fund our growth plans, we commenced a private offering in the first quarter of 2000. As many other companies also discovered, market conditions turned adverse for raising capital for Internet-based companies, and we were forced to terminate our offering without raising any capital and reevaluate certain business strategies. One strategy that we were forced to reevaluate was our intended alliance with Talisman, Inc. Under our agreement with Talisman, Talisman granted us a license to use its Internet ATM technology in the United States, we granted Talisman a license to use our banking know-how, trademarks, business plans, and marketing materials outside the United States, and we exchanged equity interests in each other. We also agreed to enter into an outsourcing agreement pursuant to which Talisman would provide our core data processing services. Talisman reserved the right to rescind our entire transaction if we failed to enter into this outsourcing agreement. Due to the impact of our suspended offering, we did not enter into the outsourcing agreement and, in July 2000, Talisman exercised its right to terminate its agreements with us, including the license transfers and the share issuances. Consequently, we were unable to execute our business strategy, and we began to terminate our strategic alliances and take other steps to reduce expenditures.

     In July 2000, we restructured our senior management team. In July 2000, we obtained a $2.5 million line of credit, guaranteed by our organizing directors, to pay expenses related to our former business strategy and to support the development of a new strategy. We have revised our business strategy to emphasize our traditional banking business and to develop cost-effective strategies utilizing the Internet as one of our delivery channels. We also strengthened our management team and board by naming James L. Box as our chief executive officer and strengthened our board by appointing Richard D. Jackson and Don Stout to our board of directors. Mr. Jackson serves as chairman of our board. In March 2001, Lou Douglass resigned as president of our subsidiary, ebank, and Mr. Box assumed the position of president of ebank in addition to his position as chief executive officer of the parent holding company.

     In the second quarter of 2001, we closed a private stock offering and raised net proceeds of approximately $4.5 million from the sale of 500,000 units consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. We also closed a subsequent private stock offering in the second quarter of 2001 and raised net proceeds of approximately $875,000 from the sale of 97,500 units consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. We used a portion of the proceeds of these offerings to repay the $2.5 million line of credit. In a third private stock offering in January 2002, we raised net proceeds of $100,000 from the sale of 10,000 units consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Pursuant to our agreement with the investors in the first two private offerings, we filed an initial shelf registration statement with the Securities and Exchange Commission on August 3, 2001. We filed a pre-effective amendment to the shelf registration statement on December 3, 2001 and the amended shelf registration statement was declared effective by the Securities and Exchange Commission on December 6, 2001. We agreed to add the common stock underlying the units issued in the third offering to the shelf registration statement when the first post-effective amendment to the shelf registration statement is filed. As of March 25, 2003, we have not filed a post-effective amendment to the shelf registration statement.

     On December 27, 2001 we entered into a definitive agreement to acquire all of the outstanding shares of Peachtree Capital Corporation, a Georgia corporation based in Atlanta which provides financial planning and securities brokerage services. This transaction was closed effective January 2, 2002. In exchange for all of the shares of Peachtree Capital Corporation, we paid
$400,000 in cash and issued 76,792 shares of 9% cumulative convertible Series B-1 preferred stock and 76,792 shares of 9% cumulative convertible Series B-2 preferred stock to the then-current shareholders of Peachtree Capital Corporation, Caroline O. and Steven Harless. The total value of the Series B-1 and Series B-2 preferred stock was $450,000. The Series B-1 and Series B-2 preferred stock issued in the Peachtree Capital Corporation acquisition were subject to restrictions on transferability and resale, and could not be transferred or resold except as permitted under the Securities Act and applicable state securities laws. However, we agreed to either amend any outstanding shelf registration statement, or file a new shelf registration statement, on behalf of the holders of the Series B-1 and Series B-2 preferred stock to assist in the disposition of the common stock received upon conversion of the Series B-1 and Series B-2 preferred stock. As described in more detail below, all of the previously issued and outstanding shares of the Series B-1 and B-2 preferred stock were cancelled as of December 31, 2002, when we acquired all of those shares of preferred stock as partial consideration for the sale of all of the capital stock of Peachtree Capital Corporation.

     G. Webb Howell and Richard C. Carter resigned from our board of directors effective January 2002, and February 2002, respectively. Mr. Howell and Mr. Carter both resigned from our board due to potential conflicts of interest that could develop as a result of a recent business acquisition by their employer. In February 2002, we added Caroline Harless and Greg Corona to our board of directors effective March 1, 2002.

     On September 27, 2002, we announced that our subsidiary, ebank, would establish a loan production office in Columbia, Maryland on October 1, 2002. The function of the loan production office was to originate home mortgages and home equity loans and sell them in the secondary market. Although the Columbia office was established on October 1, 2002 as planned, we decided to discontinue operations on November 30, 2002, after consultations with the Office of Thrift Supervision, the bank's primary regulator.

     Effective January 1, 2003, we changed the name of the holding company from ebank.com, Inc. to ebank Financial Services, Inc. In addition, we entered into a definitive agreement, effective as of December 31, 2002, for the sale of all of the outstanding capital stock of Peachtree Capital Corporation to Caroline O.
and Steven Harless. In exchange for all of the capital stock of Peachtree Capital Corporation, Caroline O. and Steven Harless, delivered to us (1) 76,792 previously issued shares of our Series B-1 convertible preferred stock valued at $225,000; (2) 76,792 previously issued shares of our Series B-2 convertible preferred stock valued at $225,000; and (3) a cash payment of $578,000. The amount of the consideration was determined based upon arm's length negotiations. Pursuant to the agreement, Ms. Harless also resigned as a director of ebank Financial Services, Inc.

                                    STRATEGY

     Since July 2000, we have eliminated all operating activities at the holding company level and reduced costs substantially. We will continue to operate ebank Financial Services, Inc. as a shell holding company and maintain our unitary thrift holding company charter which provides us with several advantages, including the ability to open branches in all fifty states and to operate as a licensed mortgage lender in all fifty states. We will continue to conduct all of our banking operations through our subsidiary federal savings bank, ebank. Our primary focus is to operate ebank as a profitable community bank with a strong Internet presence as one of our many delivery channels. In that regard, we will continue to reduce costs and maintain asset quality, as well as look for additional opportunities to increase fee income.

     Our Internet strategy is to maintain and promote awareness of our state-of-the-art Internet capabilities as another channel of delivering products, services, and communications to both our retail and commercial customers. Some of the products and services we currently offer include electronic bill payment, loan products and deposit products.

     We also revised our ebank.com center strategy. Rather than opening 24 remote centers across the country, which would be costly to manage and support remotely, we will concentrate on expanding our physical presence in the Atlanta, Georgia market. In line with our revised strategy, we closed our ebank.com center in Charlotte, North Carolina in February 2001.

     Customers can access ebank through any Internet service provider by means of an acceptable secure Web browser. In doing so, customers can apply for loans, review account activity, enter transactions into an online account, pay bills electronically, receive statements by mail, and print bank statement reports from any personal computer with a secure Web browser, regardless of its location. To open a new account, the customer completes the online enrollment form on our Web site, prints the signature card, signs it, and mails it to us. Customers can make deposits into an open account at ebank through direct deposit programs, by transferring funds between ebank accounts, by wire transfer, or by mail. Customers can also make withdrawals and have access to their accounts at ATMs that are affiliated with the Cirrus, Honor, Avail and Star networks.

                                   OPERATIONS

PRODUCTS  AND  SERVICES

     We provide a broad array of financial products and services to our small business and retail customers, including checking accounts, money markets, CDs, ATM cards, home equity loans, mortgage loans, commercial loans, credit cards and bill payment services. In addition, from January 2, 2002 through December 31, 2002, we provided comprehensive investment services, including personal financial planning; life, health and disability insurance; portfolio management; and financial advisory services for entrepreneurs and small businesses through our former subsidiary, Peachtree Capital Corporation. We provide small businesses with the same types of products and services that large banks have traditionally offered only to their largest customers. Some of our products and services include the following:

     - A full array of deposit products, including checking, money management accounts, and CDs.

     - Residential mortgage lending products, including home equity lines of credit and first and second mortgages.

     -    Consumer  loans  and  personal  lines  of  credit.

     - Loans to small businesses and residential builders as well as commercial real estate developers.

     - ATM Cards - Each customer automatically receives a free ATM card when he or she opens an account. Customers can access their accounts at ATMs affiliated with the Cirrus, Honor, Avail and Star networks. We currently do not charge any ATM fees. In addition, although the operator of the ATM generally imposes fees, we currently reimburse these fees to our customers for their first six ATM usages each month.

     - Online Account Statements and Bill Payment - Customers can track the activity in their accounts directly through the Internet at any time and pay their bills electronically, obtain account balances and transaction history, transfer funds between various accounts, and even download account statements.

SECURITY

     The security of our Internet banking applications is of utmost importance, and we are committed to providing the highest precautions appropriate to ensure that our customer information is safeguarded. We regularly evaluate the latest changes in Internet banking system security in an effort to maintain the highest standards of security.

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

     To ensure reliable access to our internet domain ebank.com, we have implemented a redundant network and a server "mirroring" to reduce any service outage due to hardware failures or software bugs to no more than a few minutes. "Mirroring" creates a continuous backup of all data and is stored in two physical locations for assurance of customer access reliability. In the event of an interrupted access over the Internet, a customer will continue to have access to their funds through several means, including ATM/debit cards and paper checks. We monitor Internet and network traffic to our Web site and have the ability to detect and disarm unwanted entries. We also retain records of and periodically review this traffic history, as well as a transactional log of our customer transactions, to assist us in maintaining a proactive approach to our security needs.

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

     Our corporate name is "ebank Financial Services, Inc.," formerly "ebank.com, Inc," and we operate our subsidiary bank, "ebank," under a thrift charter granted to us by the Office of Thrift Supervision. We own the domain name "ebank.com," which is registered with Network Solutions. However, we do not have a federal trademark to the name "ebank." As described in more detail below under "Legal Proceedings," we were previously involved in litigation with Huntington Bancshares Incorporated regarding its claim to superior trademark rights in the name "ebank."

     We also own numerous top level domain names and country-code level domain names and we have service mark registrations, or applications pending, for the name "ebank.com" or "ebank" (with a design) in a number of countries. In line with our revised business strategy emphasizing our traditional banking business, we do not intend to maintain any of the service mark registrations or to pursue any of the pending service mark applications that relate to countries other than the United States.

     Our other proprietary rights reside in our plan of operations and our customer lists. We attempt to protect these assets through a combination of copyright, trademark, and trade secret laws, using employee and third party confidentiality agreements, and other methods. We do not have any patents or registered copyrights for any of our systems or products and services, as most of our technology is supplied and owned by third parties. As with all businesses, other parties may attempt to copy aspects of our technology, products, and services or to otherwise obtain and use information that we regard as proprietary, despite our efforts to protect them. Third parties may claim that our current or future products and services infringe on their patent, copyright, or trademark rights. Although we know of no other party making any such claims today, we cannot be sure that no such claim will be made in the future. Any such claims, whether with or without merit, could be costly and time consuming, cause delays in introducing new or improved products and services, require us to enter into royalty or licensing agreements or discontinue using the challenged technology, and otherwise could have a material adverse effect on us.

COMPETITION

     The financial services industry in the United States is highly competitive and characterized by rapid change. We face competition from numerous sectors, and we expect competition in many of these sectors to increase. We compete with Internet-only banks such as NetBank and internet versions of traditional branch-based banks such as Wachovia, Wells Fargo and Bank of America. We compete for deposits with traditional banks, thrifts, credit unions, and other financial institutions, some of whom also offer Internet-based services, other financial service providers of direct-marketed savings and investment products, and other Internet-based financial institutions. In addition, we face competition from traditional branch-based and other financial service providers, including savings and commercial banks, credit unions, mutual fund companies, and brokerage companies.

EMPLOYEES

     As of December 31, 2002 we had 31 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

                           SUPERVISION AND REGULATION

     Thrift holding companies and federal savings banks are extensively regulated under both federal and state law. The following is a brief summary of banking statutes and rules and regulations that affect ebank Financial Services, Inc. and ebank. These laws and regulations are generally intended to protect depositors, not shareholders. These regulations are very complex and we refer you to the particular statutory and regulatory provisions for a thorough understanding.

GRAMM-LEACH-BLILEY  ACT

     On November 12, 1999, the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law by President Clinton. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

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

     The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The prohibition applies to a company that becomes a unitary thrift holding company pursuant to an application filed with the Office of Thrift Supervision after May 4, 1999. However, a grandfathered unitary thrift holding company, such as ebank Financial Services, Inc., retains its authority to engage in nonfinancial activities.

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

SUPERVISION  OF  EBANK  FINANCIAL  SERVICES,  INC.

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

     As a thrift holding company owning only one savings institution, we are considered a unitary thrift holding company, and we obtained our charter before the implementation of the restrictions under the Gramm-Leach-Bliley

Act. This means that, as long as our subsidiary ebank continues to qualify as a "qualified thrift lender" as described below, we may engage in a broad range of business activities not permitted to commercial bank holding companies or multiple-thrift holding companies. See "Supervision and Regulation - Qualified Thrift Lender Requirements."

     We would be required to obtain approval from the Office of Thrift Supervision in order to acquire control of another savings association or thrift holding company. We may, however, acquire as much as 5% of the voting stock of a savings institution or savings and loan holding company without seeking regulatory approval.

     Federal law generally provides that no person or entity, acting directly or indirectly or through or in concert with one or more other persons or entities, may acquire control, as that term is defined in Office of Thrift Supervision regulations, of a federally insured savings association without giving 60 days written notice to the Office of Thrift Supervision and providing the Office of Thrift Supervision an opportunity to disapprove the proposed acquisition. These provisions also prohibit, among other things, any director or officer of a thrift holding company, or any individual who owns or controls more than 25% of the voting shares of a thrift holding company, from acquiring control of any savings association that is not a subsidiary of such thrift holding company, unless the acquisition is approved by the Office of Thrift Supervision. Under Office of Thrift Supervision regulations, the term "savings association" includes federally charted savings banks as well as the holding companies of such institutions.

     Control, as defined under Office of Thrift Supervision regulations, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the savings association's directors, or a determination by the Office of Thrift Supervision that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings association's voting stock, if the acquirer also is subject to any one of eight "control factors," constitutes a rebuttable determination of control under the regulations. These control factors include the acquirer being one of the two largest stockholders of any class of voting stock. The determination of control may be rebutted by submission to the Office of Thrift Supervision, prior to the acquisition of stock or the occurrence of any other circumstances giving rise to the determination, of a statement setting forth facts and circumstances which would support a finding that no control relationship will exist and containing certain undertakings. The regulations provide that persons or companies which acquire beneficial ownership exceeding 10% or more of any class of a savings association's stock must file with the Office of Thrift Supervision a certification that the holder is not in control of the institution, is not subject to a rebuttable determination of control and will take no action which would result in a determination or rebuttable determination of control without prior notice to or approval of the Office of Thrift Supervision, as applicable.

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

     ebank may not engage in transactions with affiliates unless the transactions are on substantially the same terms, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliates. Extensions of credit to affiliates must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

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

RECENT  LEGISLATION

     USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains broad anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     Sarbanes-Oxley Act. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the "SOA") was enacted. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC"), under the Securities Exchange Act of 1934 (the "Exchange Act").

     The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

     Georgia Fair Lending Act. In addition, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was substantially amended effective March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA. We have implemented procedures to comply with all GFLA requirements.

ITEM 2.   DESCRIPTION OF PROPERTY.
-------   -----------------------

     Our principal executive offices are located at 2410 Paces Ferry Road, Suite 190, Atlanta, Georgia 30339, and our telephone number is (770) 863-9225. Our existing full-service branch is also located at 2410 Paces Ferry Road, Suite 190, Atlanta, Georgia 30339. Our Internet banking, operations, and mortgage processing divisions are located at 2690 Cumberland Parkway, Suites 200 and 230, Atlanta, Georgia 30339. All of the foregoing offices are currently being leased. You may view our Web site at www.ebank.com, but this report does not incorporate by reference any information on our Web site. We are providing our Internet address for reference purposes only.

ITEM 3.   LEGAL PROCEEDINGS.
-------   -----------------

     In late May 1999, we received a notice from Huntington Bancshares Incorporated asserting that it had superior trademark rights in the name
"ebank." In 1996, Huntington Bancshares Incorporated obtained a federal trademark registration for the term "E-BANK." Based on our review of materials Huntington sent us describing its use of the term "E-BANK," we believe that Huntington's use of the term is limited to a description of a system platform, which Huntington at one time offered or planned to offer on a wholesale basis to other banks. We do not believe that Huntington had used the term in connection with offering financial services to the public. Consequently, we do not believe that our ownership rights in the service mark "ebank" and our use of the mark to provide financial services on the Internet and elsewhere infringe upon Huntington's federal trademark. In order to clarify the situation, on June 30, 1999 we filed an action in the United States District Court for the Northern District of Georgia, asking for a declaratory judgment that we have the right to use "ebank.com" as a trademark for Internet banking services despite Huntington's registration. Rather than answering our complaint, Huntington filed suit against us on August 10, 1999 in the United States District Court for the Eastern District of Ohio, alleging trademark infringement over our use of the name "ebank.com." In the Ohio action, Huntington sought an injunction against our use of the name "ebank.com" and "ebank," as well as treble damages and all profits realized by us by reason of our use of the name "ebank." Huntington submitted a motion to dismiss the Georgia action, and we submitted a motion to dismiss the Ohio action, in each case on the grounds of lack of jurisdiction. On March 29, 2000, the district court in the Georgia action granted Huntington's motion to dismiss, and on September 27, 2000, the district court in the Ohio action granted our motion to dismiss.

     On July 20, 2001, e banc, LLC, a Huntington affiliate, filed claims against us in the United States District Court for the Northern District of Georgia, Atlanta Division that were substantially similar to the claims that were dismissed in the Ohio action. We filed a motion to dismiss, which the district court denied on September 17, 2002. On November 1, 2002, we answered the complaint, denying liability and filed a counterclaim seeking cancellation of e banc, LLC's trademark and an award of attorneys' fees. On December 17, 2002, both we and e banc, LLC, voluntarily dismissed our respective claims against each other in this case.

     There are no other material legal proceedings to which we or any of our properties are subject.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
------    -----------------------------------------------------------

     None.

                                     PART II

ITEM 5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
------    ---------------------------------------------------------------

     Since our initial public offering on August 6, 1998, our common stock has been quoted on the Over-The-Counter Bulletin Board, originally under the symbol "STCH" and, since May 3, 1999, under the symbol "EBDC." As of March 25, 2003, we had approximately 620 common stock shareholders of record.

     The following table sets forth for the periods indicated the high and low bid prices per share of common stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                              HIGH     LOW
                                                            --------  ------
     2002
     --------------
     First Quarter . . . . . . . . . . . . . . . . . . . .  $   2.75  $ 1.60
     Second Quarter. . . . . . . . . . . . . . . . . . . .  $   2.24  $ 1.53
     Third Quarter . . . . . . . . . . . . . . . . . . . .  $   1.95  $ 1.40
     Fourth quarter. . . . . . . . . . . . . . . . . . . .  $   1.67  $ 1.04

     2001
     --------------
     First quarter . . . . . . . . . . . . . . . . . . . .  $   2.81  $ 1.44
     Second quarter. . . . . . . . . . . . . . . . . . . .  $   3.55  $ 2.62
     Third quarter . . . . . . . . . . . . . . . . . . . .  $   4.62  $ 3.05
     Fourth quarter. . . . . . . . . . . . . . . . . . . .  $   3.70  $ 1.55

     We are obligated to pay cumulative dividends at a rate of 8% on the outstanding shares of Series A preferred stock. The dividends on each share accrue from the date of purchase, whether or not declared. At our option, we may pay these dividends in cash or in additional shares of our common stock. We anticipate that we will pay these dividends in additional shares of common stock. On February 25, 2002, our board of directors declared a dividend accrued on our Series A preferred stock from issuance date through February 28, 2002 and elected to pay the dividend in shares of common stock. The dividend was paid on March 15, 2002 to Series A preferred stock shareholders of record on February 28, 2002. The dividend, which was based on the closing price of our common stock on the record date, resulted in the issuance of 216,675 shares of common stock. On February 24, 2003, our board of directors declared an additional dividend accrued on our Series A preferred stock through February 28, 2003. The common stock dividend was paid on March 25, 2003 to Series A preferred stock shareholders of record on February 28, 2003. The dividend, which was based on the closing price of our common stock on the record date, resulted in the issuance of 332,416 shares of common stock.

     We previously were obligated to pay cash dividends semiannually at a rate of 9% on the outstanding shares of Series B-1 preferred stock through January 2, 2003 and to pay cash dividends semiannually at a rate of 9% on the outstanding shares of Series B-2 preferred stock through January 2, 2004. Effective December 31, 2002, these dividend obligations were terminated when we acquired and cancelled all of the Series B-1 and Series B-2 preferred stock as partial consideration for the sale of all of the capital stock of Peachtree Capital Corporation. See "General" in Item 1 above.

     To date, we have not declared or paid cash dividends on the common stock, and for the foreseeable future we do not intend to declare cash dividends on common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends. In addition, the Office of the Thrift Supervision regulates the dividends payable by our subsidiary, ebank. See "Supervision of ebank - Dividends" in Item 1 above.

     In  connection  with  the  acquisition  of our former subsidiary, Peachtree
Capital Corporation, we issued on December 17, 2002 to Attkisson, Carter & Company 20,307 shares of our common stock as a finder's fee equal to 7% of the purchase price of the acquisition. The common stock was issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.

     For information on our equity compensation plan, refer to Item 11 -- "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF  OPERATION
         -------------

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for the years ended December 31, 2002 and 2001 are derived from our financial statements and other data about us. The consolidated financial statements for December 31, 2002 and 2001 were audited by our independent certified public accountants Porter Keadle Moore, LLP and Mauldin & Jenkins, LLC, respectively. The selected consolidated financial data should be read in conjunction with our financial statements included elsewhere in this annual report.

                                                                   YEAR ENDED                YEAR ENDED
                                                                  DECEMBER 31,              DECEMBER 31,
                                                                      2002                      2001
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                           --------------------------------------------------

STATEMENT OF OPERATIONS DATA:
Interest income . . . . . . . . . . . . . . . . . . . . .  $                    6,605   $              7,009
Interest expense. . . . . . . . . . . . . . . . . . . . .                       2,704                  3,911
                                                           ---------------------------  ---------------------
     Net interest income. . . . . . . . . . . . . . . . .                       3,901                  3,098
Provision for loan losses . . . . . . . . . . . . . . . .                         322                     50
                                                           ---------------------------  ---------------------
     Net interest income after provision for loan losses.                       3,579                  3,048
Noninterest income. . . . . . . . . . . . . . . . . . . .                       3,672                    132
Noninterest expense . . . . . . . . . . . . . . . . . . .                       8,241                  4,174
                                                           ---------------------------  ---------------------
     Net loss . . . . . . . . . . . . . . . . . . . . . .  $                     (990)  $               (994)
                                                           ===========================  =====================

Weighted average shares outstanding                                         1,663,207              1,469,450
Net loss per share. . . . . . . . . . . . . . . . . . . .  $                     (.89)  $               (.94)

BALANCE SHEET DATA (AT PERIOD END):
Total assets. . . . . . . . . . . . . . . . . . . . . . .  $                  101,417   $             96,257
Earning assets. . . . . . . . . . . . . . . . . . . . . .                      98,505                 92,835
Federal funds sold and investment securities. . . . . . .                      19,262                 17,039
Loans, net of unearned income . . . . . . . . . . . . . .                      78,345                 75,664
Allowance for loan losses . . . . . . . . . . . . . . . .                         963                    839
Deposits. . . . . . . . . . . . . . . . . . . . . . . . .                      84,578                 79,122
Borrowings. . . . . . . . . . . . . . . . . . . . . . . .                       9,280                  9,362
Shareholders' equity. . . . . . . . . . . . . . . . . . .                       6,530                  7,401
Book value per common share . . . . . . . . . . . . . . .  $                     3.78   $               5.04

PERFORMANCE RATIOS:
Return on average assets. . . . . . . . . . . . . . . . .                      (1.05%)                (1.16%)
Return on average equity. . . . . . . . . . . . . . . . .                     (13.88%)               (14.06%)
Interest rate spread. . . . . . . . . . . . . . . . . . .                        3.97%                  3.14%
Net interest margin . . . . . . . . . . . . . . . . . . .                        4.30%                  3.77%

ASSET QUALITY RATIOS:
Allowance for loan losses to period end loans . . . . . .                        1.23%                  1.11%
Net charge-offs to average loans. . . . . . . . . . . . .                         .28%                   .94%
Nonperforming loans to period end loans . . . . . . . . .                        0.30%                  0.00%
Nonperforming assets to period end total assets . . . . .                        0.23%                  0.00%

CAPITAL AND LIQUIDITY RATIOS:
Leverage (4.00% required minimum) . . . . . . . . . . . .                        5.98%                  7.19%
Risk-based capital
  Tier 1. . . . . . . . . . . . . . . . . . . . . . . . .                        8.40%                  9.12%
  Total . . . . . . . . . . . . . . . . . . . . . . . . .                        9.65%                 10.20%
Average loans to average deposits . . . . . . . . . . . .                       98.30%                 99.11%
Average equity to average assets. . . . . . . . . . . . .                        7.53%                  8.26%

ANALYSIS OF THE FISCAL YEARS ENDED DECEMBER 31, 2002 AND 2001

     During the year ended December 31, 2002, our assets grew from $96,257,083 to $101,417,310. Primarily due to significant decreases in interest expense associated with our deposit products, our interest income, net of interest expense, grew from $3,098,276 for the year ended December 31, 2001 to $3,900,937 for the year ended December 31, 2002. We increased our provision for loan losses from $50,000 for the year ended December 31, 2001 to $321,719 for the year ended December 31, 2002. Thus, after deductions for interest expense and provision for loan losses, our net interest income grew from $3,048,276 for the year ended December 31, 2001 to $3,579,218 for the year ended December 31, 2002.

     Non-interest income increased from $131,740 for the year ended December 31, 2001 to $3,672,458 for the year ended December 31, 2002. The significant increase in non-interest income is primarily related to our Maryland loan operation, which generated $2,696,176 in gains associated with loans sold in the secondary market, and to Peachtree Capital Corporation which generated $806,479 in brokerage related income. Additionally, we recorded a gain on the sale of Peachtree Capital Corporation of $68,825 also included in non-interest income in the current year.

     Non-interest expense increased from $4,174,406 for the year ended December 31, 2001 to $8,241,353 for the year ended December 31, 2002. The significant increase in non-interest expense is primarily related to our Maryland loan operation, which incurred $3,164,308 in operating expenses and to Peachtree Capital Corporation which incurred $711,736 in operating expenses.

RESULTS  OF  OPERATIONS

     Net Income. We incurred a loss of $989,677 and had a net loss attributable to shareholders of $1,472,815, or $(0.89) per common share after taking into account $483,138 in cumulative dividends on the preferred stock, for the year ended December 31, 2002. We earned $3,900,937 in net interest income and $3,672,458 in noninterest income for the year, but these amounts were offset by noninterest expense of $8,241,353, and a provision for loan losses of $321,719.

     We incurred a loss of $994,390 and had a net loss attributable to shareholders of $1,382,068, or $(.94) per common share after taking into account $387,678 in dividends on the preferred stock, for the year ended December 31, 2001. We earned $3,098,276 in net interest income and $131,740 in noninterest income for the year, but these amounts were offset by noninterest expense of $4,174,406, and a provision for loan losses of $50,000.

     Net Interest Income. Our primary source of revenue is net interest income, which is the difference between income on interest-earning assets and expense on interest-bearing liabilities. Our net interest income was $3,900,937 for the year ended December 31, 2002. Net interest spread, the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.97% for the year ended December 31, 2002. Our net interest margin, which is net interest income divided by average interest-earning assets, was 4.30% for the year ended December 31, 2002. Average loans comprised 83.5% of our average earning assets in 2002.

     Our net interest income was $3,098,276 for the year ended December 31, 2001. Net interest spread was 3.14% for the year ended December 31, 2001. Our net interest margin was 3.77% for the year ended December 31, 2001. Average loans comprised 91.95% of our average earning assets in 2001.

     Average Balances, Income and Expenses, and Rates. The following table depicts, for the periods indicated, information related to our average balance sheet. The average yields on assets and average costs of liabilities represent the annualized rates for December 31, 2002 and 2001. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.

                            AVERAGE BALANCES, INCOME AND EXPENSES, AND RATES

                                                 YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,
                                                          2002                          2001
                                               ---------------------------  ----------------------------
                                               AVERAGE   INCOME/   YIELD/   AVERAGE    INCOME/   YIELD/
                                               BALANCE   EXPENSE    RATE    BALANCE    EXPENSE    RATE
                                               --------  --------  -------  --------  ---------  -------
ASSETS                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans . . . . . . . . . . . . . . . . . . . $ 75,780  $  5,818    7.68%  $ 75,501  $   6,656    8.81%
   Interest-bearing deposits . . . . . . . . .      287         9    3.25        165          4    2.45
   Investment securities . . . . . . . . . . .   12,227       729    5.96      2,901        190    6.72
   Federal funds sold. . . . . . . . . . . . .    2,458        49    1.98      3,543        159    4.38
                                               --------  --------  -------  --------  ---------  -------
        Total interest earning assets. . . . .   90,752     6,605    7.28%    82,110      7,009    8.52%
   Other assets. . . . . . . . . . . . . . . .    3,859                        3,543
                                               --------                     --------
     Total assets. . . . . . . . . . . . . . . $ 94,611                     $ 85,653
                                               ========                     ========

LIABILITIES
   Interest-bearing liabilities:
   Interest-bearing transaction accounts . . . $  3,352  $     55    1.64%  $  2,441  $      88    3.61%
   Money market accounts . . . . . . . . . . .   22,636       481    2.13     20,171        769    3.81
   Savings deposits. . . . . . . . . . . . . .      226         4    1.72         94          2    2.53
   Time deposits . . . . . . . . . . . . . . .   45,710     1,798    3.93     48,035      2,945    6.13
   Other borrowing . . . . . . . . . . . . . .    9,927       366    3.69      1,993        107    5.35
                                               --------  --------  -------  --------  ---------  -------
   Total interest-bearing liabilities. . . . .   81,851     2,704    3.30%    72,734      3,911    5.38%
   Noninterest-bearing deposits. . . . . . . .    5,166                        5,440
   Other liabilities . . . . . . . . . . . . .      465                          406
   Shareholders' equity. . . . . . . . . . . .    7,129                        7,073
                                               --------                     --------
   Total liabilities and shareholders' equity. $ 94,611                     $ 85,653
                                               ========                     ========

   Net interest spread . . . . . . . . . . . .                       3.97%                        3.14 %
                                                         --------  =======            ---------  =======
   Net interest income/margin. . . . . . . . .           $  3,901    4.30%            $   3,098   3.77 %
                                                         ========  =======            =========  =======

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

     One monitoring technique we employ is the measurement of our interest rate sensitivity "gap," which is the difference between the amount of interest-earning assets and interest-bearing liabilities that mature or may reprice within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a "gap" basis, we are in a negative gap position over the cumulative one-year time frame as of December 31, 2002. However, gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits.

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

     The following tables summarize the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002 and 2001 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated in the following tables, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

INTEREST RATE SENSITIVITY ANALYSIS

                                                                  DECEMBER 31, 2002
                                          ------------------------------------------------------------------
                                           WITHIN    AFTER THREE BUT    AFTER ONE      AFTER FIVE
                                           THREE      WITHIN TWELVE     BUT WITHIN      YEARS OR
                                           MONTHS        MONTHS         FIVE YEARS    NONSENSITIVE    TOTAL
                                          --------  -----------------  ------------  --------------  -------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
 Interest-earning assets:
   Interest-bearing deposits in banks . . $   628   $              0   $         0   $           0   $   628
   Loans (1). . . . . . . . . . . . . . .  43,775              3,378        13,299          18,223    78,675
   Investment securities. . . . . . . . .     450                  0         1,000          12,638    14,088
   Federal funds sold . . . . . . . . . .   5,114                  0             0               0     5,114
                                          --------  -----------------  ------------  --------------  -------
     Total interest-earning assets. . . . $49,967   $          3,378   $    14,299   $      30,861   $98,505
                                          ========  =================  ============  ==============  =======

LIABILITIES
   Money market and NOW accounts. . . . . $24,953   $              0   $         0   $           0   $24,953
   Savings deposits . . . . . . . . . . .     332                  0             0               0       332
   Time deposits. . . . . . . . . . . . .   8,975             24,202        21,107               0    54,283
   Other liabilities. . . . . . . . . . .      30              5,250             0           4,000     9,280
                                          --------  -----------------  ------------  --------------  -------
     Total liabilities/capital. . . . . . $34,290   $         29,452   $    21,107   $       4,000   $88,848
                                          ========  =================  ============  ==============  =======

Interest-sensitivity gap. . . . . . . . . $15,677   $        (26,074)  $    (6,808)  $      26,861   $ 9,657
                                          ========  =================  ============  ==============  =======
Cumulative interest-sensitivity gap . . . $15,677   $        (10,396)  $   (17,204)  $       9,657   $ 9,657
                                          ========  =================  ============  ==============  =======
Ratio of interest-sensitivity gap to
total earning assets. . . . . . . . . . .   15.92%           (26.47)%       (6.91)%          27.26%
Ratio of cumulative interest-
sensitivity gap to total earning assets .   15.92%           (10.55)%      (17.46)%           9.80%

(1)  Includes  mortgage  loans  held  for  sale.

                                                                    DECEMBER 31, 2001
                                         ------------------------------------------------------------------------
                                                          AFTER THREE BUT    AFTER ONE      AFTER FIVE
                                             WITHIN           WITHIN         BUT WITHIN      YEARS OR
                                          THREE MONTHS     TWELVE MONTHS     FIVE YEARS    NONSENSITIVE    TOTAL
                                         --------------  -----------------  ------------  --------------  -------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS
 Interest-earning assets:
   Interest-bearing deposits in banks    $          74   $              0   $         0   $           0   $    74
   Loans . . . . . . . . . . . . . . .          39,528              5,865        14,746          15,643    75,782
   Investment securities . . . . . . .             450                  0             0          12,928    13,378
   Federal funds sold. . . . . . . . .           3,601                  0             0               0     3,601
                                         --------------  -----------------  ------------  --------------  -------
     Total interest-earning assets . .   $      43,653   $          5,865   $    14,746   $      28,571   $92,835
                                         ==============  =================  ============  ==============  =======

LIABILITIES
 Money market and NOW accounts . . . .   $      28,003   $              0   $         0   $           0   $28,003
 Savings deposits. . . . . . . . . . .              88                  0             0               0        88
 Time deposits . . . . . . . . . . . .          14,116             24,305         5,299               0    43,720
 Other liabilities . . . . . . . . . .              20                 62         5,280           4,000     9,362
                                         --------------  -----------------  ------------  --------------  -------
     Total liabilities/capital . . . .   $      42,227   $         24,367   $    10,579   $       4,000   $81,173
                                         ==============  =================  ============  ==============  =======

Interest-sensitivity gap . . . . . . .   $       1,426   $        (18,502)  $     4,167   $      24,571   $11,662
                                         ==============  =================  ============  ==============  =======
Cumulative interest-sensitivity gap. .   $       1,426   $        (17,076)  $   (12,909)  $      11,662   $11,662
                                         ==============  =================  ============  ==============  =======
Ratio of interest-sensitivity gap to
total earning assets . . . . . . . . .            1.54%           (19.93)%         4.49%          26.47%
Ratio of cumulative interest-
sensitivity gap to total earning assets           1.54%           (18.39)%      (13.91)%          12.56%

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

                                                YEAR ENDED DECEMBER 31, 2002
                                       AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001
                                       ----------------------------------------------

                                        NET INCREASE     INCREASE        INCREASE
                                         (DECREASE)     (DECREASE)      (DECREASE)
                                                        DUE TO RATE    DUE TO VOLUME
                                       --------------  -------------  ---------------
ASSETS                                              (DOLLARS IN THOUSANDS)
Interest-earning assets
   Loans . . . . . . . . . . . . . . . $        (838)  $         25   $         (863)
   Interest-bearing deposit. . . . . .             5              3                2
   Investment securities . . . . . . .           539            633              (94)
   Federal funds sold. . . . . . . . .          (110)           (48)             (62)
                                       --------------  -------------  ---------------
        Total interest income. . . . .          (404)           613           (1,017)
                                       --------------  -------------  ---------------

Interest-bearing liabilities-deposits         (1,467)            64           (1,531)
Other borrowing. . . . . . . . . . . .           260            424             (164)
                                       --------------  -------------  ---------------
        Total interest expense . . . .        (1,207)           488           (1,695)
                                       --------------  -------------  ---------------

Change in net interest income. . . . . $         803   $        125   $          678
                                       ==============  =============  ===============

                                               YEAR ENDED DECEMBER 31, 2001
                                       AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000
                                       ----------------------------------------------

                                        NET INCREASE     INCREASE        INCREASE
                                         (DECREASE)     (DECREASE)      (DECREASE)
                                                        DUE TO RATE    DUE TO VOLUME
                                       --------------  -------------  ---------------
ASSETS                                            (DOLLARS IN THOUSANDS)
Interest-earning assets
   Loans. . . . . . . . . . . . . . .  $         866   $     (1,169)  $        2,035
   Interest-bearing deposit                        3             (3)               6
   Investment securities. . . . . . .            187           (850)           1,037
   Federal funds sold . . . . . . . .           (245)           (60)            (185)
                                       --------------  -------------  ---------------
        Total interest income . . . .            811         (2,082)           2,893
                                       --------------  -------------  ---------------

Interest-bearing liabilities-deposits            556           (471)           1,027
Other borrowing . . . . . . . . . . .              4           (789)             793
                                       --------------  -------------  ---------------
        Total interest expense. . . .            560         (1,260)           1,820
                                       --------------  -------------  ---------------

Change in net interest income . . . .  $         251   $       (822)  $        1,073
                                       ==============  =============  ===============

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

     At December 31, 2002, our allowance for loan losses amounted to $963,301, or 1.23% of outstanding loans. At December 31, 2001 our allowance for loan losses amounted to $838,650, or 1.11% of outstanding loans. The increase in our allowance for loan losses during the year ended December 31, 2002 of $124,651 resulted from a $321,719 provision for loan losses and recoveries of $12,630 partially offset by net loans charged off of $209,698. The loans that were charged off during the year were reserved for at December 31, 2001. Our provision for loan losses for the years ended December 31, 2002 and 2001 was $321,719 and $50,000, respectively.

     We discontinue accrual of interest on a loan when we conclude it is doubtful that we will be able to collect interest from the borrower. We reach this conclusion based on the borrower's financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. If interest income had been accrued, interest income associated with nonaccrual loans would have been approximately $7,600 and $0 as of December 31, 2002 and 2001, respectively. We had ten non-performing loans at December 31, 2002 totaling $234,976 and no non-performing loans at December 31, 2001. At December 31, 2002, we had twenty-two loans totaling approximately $2,811,000 that were delinquent by more than 30 days. At December 31, 2001, we had six loans totaling $369,000 that were delinquent by more than 30 days.

     We do not include loans that are current as to principal and interest in our nonperforming assets categories. However, we will still classify a current loan as a potential problem loan if we develop serious doubts about the borrower's future performance under the terms of the loan contract. On December 31, 2002 we had three loans totaling $1,737,584 that we considered to be potential problem loans. On December 31, 2001 we had three loans totaling $1,037,528 that we considered to be potential problem loans. We consider the level of potential problem loans in our determination of the adequacy of the allowance for loan losses.


ALLOWANCE FOR LOAN LOSSES

  The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                      YEAR ENDED      YEAR ENDED
                                                     DECEMBER 31,    DECEMBER 31,
                                                         2002            2001
                                                    --------------  --------------
                                                         (DOLLARS IN THOUSANDS)
Average loans outstanding . . . . . . . . . . . . . $      75,781   $      75,501
                                                    ==============  ==============
Loans outstanding at period end . . . . . . . . . . $      78,345   $      75,664
                                                    ==============  ==============
Total nonperforming loans . . . . . . . . . . . . . $         235   $           0
                                                    ==============  ==============

Beginning balance of allowance. . . . . . . . . . . $         839   $       1,501
Loans charged off . . . . . . . . . . . . . . . . .          (210)           (712)
Recoveries of previous charge-offs. . . . . . . . .            12               0
                                                    --------------  --------------

Net loans charged-off . . . . . . . . . . . . . . .          (198)           (712)
Provision for loan losses . . . . . . . . . . . . .           322              50
                                                    --------------  --------------
Balance at period end . . . . . . . . . . . . . . . $         963   $         839
                                                    ==============  ==============

Net charge-offs to average loans. . . . . . . . . .           .28%            .94%
Allowance as percent of total loans . . . . . . . .          1.23%           1.11%
Nonperforming loans as a percentage of total loans.           .30%              0%
Allowance as a percent of nonperforming loans . . .        409.97%              0%

At December 31, 2002 and 2001, the allowance was allocated as follows:

                                                  PERCENTAGE OF                   PERCENTAGE OF
                                   YEAR ENDED     LOANS IN EACH     YEAR ENDED    LOANS IN EACH
                                  DECEMBER 31,     CATEGORY TO     DECEMBER 31,    CATEGORY TO
                                      2002         TOTAL LOANS         2001        TOTAL LOANS
                                  -------------  ----------------  -------------  --------------
Commercial                        $     290,079            16.22%  $     345,293          18.29%
Real estate - individual                107,866            48.60%         71,252          38.08%
Real estate - commercial                176,685            26.26%        349,270          38.05%
Installment loans to individuals        194,209             8.92%         44,347           5.58%
Unallocated                             194,462            ---- %         28,488         ----  %
                                  -------------  ----------------  -------------  --------------
Total                             $     963,301           100.00%  $     838,650         100.00%
                                  =============  ================  =============  ==============

     Non-interest Income. Our primary sources of noninterest income for 2002 are mortgage origination fees and gains on mortgages sold to investors, service charges on deposit accounts and brokerage fees. We generated $2,703,991, $806,479 and $93,163 in mortgage related income, brokerage fees, and deposit service charges, respectively, during the year ended December 31, 2002, which represented 73.63% and 21.96% and 2.54%, respectively, of the total noninterest income of $3,672,458. Additionally, we reported a gain on the sale of Peachtree Capital Corporation of $68,825 representing 1.87% of non-interest income. In 2001, we generated $85,089 in deposit service charges and $46,651 in mortgage related income for total non-interest income of $131,740 for the period.

     We were able to achieve a substantial increase in mortgage related income in 2002 primarily as a result of our Maryland based loan production office. On September 27, 2002, we announced that our subsidiary, ebank, would establish a loan production office in Columbia, Maryland on October 1, 2002. The function of the loan production office was to originate home mortgages and home equity loans and sell them in the secondary market. Although the Columbia office was established on October 1, 2002 as planned, we decided to discontinue operations on November 30, 2002, after consultations with the Office of Thrift Supervision, the bank's primary regulator. Mortgage related income generated by the Maryland operation was $2,696,176 or 99.71% of the $2,703,991 total for the year. We expect to earn additional income in the first quarter of 2003 as we sell approximately $7.8 million in mortgage loans held-for-sale at year-end.

     On an annualized basis, our non-interest income represented 3.62% and .01% of our total assets at December 31, 2002 and 2001, respectively. Our other sources of noninterest income included loan maintenance fees, bankcard fees, commissions on check sales, safe deposit box rent, ATM fees, wire transfer fees, and official check fees.

     Non-interest  Expense.  Our  non-interest  expense  for  the  years  ended
December  31, 2002 and 2001 totaled     $8,241,353 and $4,174,406, respectively.
The following table sets forth the primary components of noninterest expense for these periods.

                        NONINTEREST EXPENSE

                                          YEAR ENDED      YEAR ENDED
                                         DECEMBER 31,    DECEMBER 31,
                                             2002            2001
                                         -------------  --------------
                                             (DOLLARS IN THOUSANDS)
Salaries and other compensation . . . .  $       3,439  $        1,803
Employee benefits . . . . . . . . . . .            512             329
Net occupancy and equipment expense . .          1,847           1,386
Professional and other outside services          1,877             421
Other expense . . . . . . . . . . . . .            566             235
                                         -------------  --------------
Total . . . . . . . . . . . . . . . . .  $       8,241  $        4,174
                                         =============  ==============

     Operating expenses for years ended December 31, 2002 and December 31, 2001 totaled $8,241,353 and $4,174,406, respectively. However, after adjusting operating expenses for the year ended December 31, 2001 for the effect of favorable resolutions to professional and other outside services fee disputes of $272,245 in the prior year, operating expenses incurred totaled $4,446,651. Operating expenses for the current year include expenses associated with Peachtree Capital Corporation acquired at the beginning of the year and the Maryland loan production operation from October 1, 2002 until the office was closed on November 30, 2002. Operating expenses associated with Peachtree
Capital Corporation for the year ended December 31, 2002 totaled $711,736, including salaries and other compensation of $449,296, occupancy expense of $95,297, advertising expense of $3,323, professional fees of $4,177 and other expenses of $159,643. Operating expenses associated with the Maryland loan production office for the year ended December 31, 2002 totaled $3,164,308, including salaries and other compensation of $1,300,498, occupancy expense of $272,366, advertising expense of $1,159,404, legal expense of $122,244, professional fees of $50,360 and other expenses of $259,436.

     Adjusted for operating expenses associated with Peachtree Capital Corporation and the Maryland operation, salaries, other compensation and employee benefits increased by approximately $70,000 in 2002 primarily as a result of an increased number of full time employees during the year. Net occupancy and equipment expense increased approximately $94,000 primarily as a result of approximately $152,000 in fixed asset write-offs during the year. Professional and other outside service expense, after adjusting for the effects of approximately $272,000 in favorable vendor fee resolutions in the prior year, decreased approximately $154,000. Other operating expenses decreased approximately $88,000 in 2002.

     Income Tax Expense. As of December 31, 2002, our accumulated deficit was approximately $12,598,000. We had a cumulative net operating loss carryforward of approximately $11,383,000 for income tax purposes for the year ended December 31, 2002. Our ability to realize a deferred tax benefit as a result of net operating losses will depend upon whether we have sufficient taxable income of an appropriate character in the carryforward periods. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. We then establish a valuation allowance to reduce the deferred tax asset to the level that it is "more likely than not" that we will realize the tax benefit. We have fully offset the deferred tax assets resulting primarily from the provision for loan losses and the operating loss carry forwards by a valuation allowance in the same amount.

ANALYSIS  OF  FINANCIAL  CONDITION

     Total consolidated assets increased by $5,160,227, or 5.4%, to $101,417,310 during the year ended December 31, 2002. The increase was generated primarily through an increase in net loans of $2.6 million and an increase in Federal funds sold of $1.5 million. The increase in net loans is primarily attributable to an increase in loans held for sale associated with the Maryland loan production office of $7.8 million, an increase in individual mortgage loans of $1.6 million and an increase of $2.8 million in consumer loans offset by decreases of $1.1 million and $8.2 million in commercial and commercial real estate loans. The change in loan portfolio mix reflects management's efforts to expand its mortgage and consumer loan portfolio and decrease its reliance on commercial loans.

     Total consolidated liabilities increase by $6,031,017, or 6.8%, to $94,887,090 during the year ended December 31, 2002. The increase was generated primarily through an increase in deposits of $5.5 million. Declines in our money market and NOW account deposits of $3.0 million and noninterest-bearing demand deposits of $2.3 million were offset by increases in our certificate of deposit of $10.6 million and savings account deposits of $0.2 million.

     Loans. Loans often provide higher yields than the other types of earning assets, and thus one of our goals is for loans to be the largest category of our earning assets. At December 31, 2002 and 2001, loans accounted for 83.5% and 82%, respectively of our earning assets. Loans averaged $78.8 million and $75.5 million for the years ended December 31, 2002 and 2001, respectively.

     The following tables show the composition of our loan portfolio by category for the periods indicated:

                                COMPOSITION OF LOAN PORTFOLIO
                                DECEMBER 31,        DECEMBER 31,
                                   2002                 2001
                            -------------------  -------------------
                                       PERCENT              PERCENT
                             AMOUNT   OF TOTAL    AMOUNT   OF TOTAL
                            --------  ---------  --------  ---------
                                   (DOLLARS IN THOUSANDS)
Commercial . . . . . . . .  $12,764      18.01%  $13,860      18.29%
Real estate-commercial . .   20,658      29.16%   28,838      38.05%
Real estate-individual . .   30,417      42.93%   28,854      38.08%
Consumer and other . . . .    7,016       9.90%    4,230       5.58%
                            --------  ---------  --------  ---------
 Total loans . . . . . . .   70,855     100.00%   75,782     100.00%
                                      =========            =========
Less:
 Net deferred loan fees. .     (330)                (117)
 Allowance for loan losses     (963)                (839)
                            --------             --------
 Total net loans . . . . .  $69,562              $74,826
                            ========             ========

     In the context of this discussion, we define a "real estate loan" as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we limit our loan-to-value ratio to 80%. A significant portion of our commercial loans provide working capital to small businesses. Our largest categories of loans, individual real estate and commercial real estate loans, totaled $51.1 million and represented 72% of the loan portfolio at December 31, 2002, compared to $57.7 million and 76% of the loan portfolio at December 31, 2001. Individual real estate loans totaled $30.4 million and represented 43% of the loan portfolio at December 31, 2002, compared to $28.9 million or 38% of the loan portfolio at December 31, 2001. Consumer and other loans totaled $7.0 million and represented 9.9% of the loan portfolio at December 31, 2002, compared to $4.2 million, or 5.6% of the loan portfolio at December 31, 2001. We increased individual real estate and consumer loans by approximately $4.3 million and decreased commercial real estate loans by approximately $8.2 million during the year ended December 31, 2002. The shift from commercial real estate loans to individual real estate and consumer loans significantly lowers credit risk characteristics of our loan portfolio.

     The repayment of loans in the loan portfolio as they mature is one of our sources of liquidity. The following table sets forth our loans maturing within specified intervals at December 31, 2002 and 2001. This information is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Of course, loan renewals are subject to our review and credit approval, as well as modification of the original loan terms.

LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                         DECEMBER 31, 2002
                        -----------------------------------------------
                                   OVER ONE YEAR
                        ONE YEAR      THROUGH      OVER FIVE
                         OR LESS     FIVE YEARS      YEARS      TOTAL
                        ---------  --------------  ----------  --------
                                    (DOLLARS IN THOUSANDS)
Commercial . . . . . .  $   4,262  $        7,452  $    1,050  $ 12,764
Real estate-commercial      6,257          11,467       2,934    20,658
Real estate-individual      4,765           2,285      23,367    30,417
All other loans. . . .      1,760           1,448       3,808     7,016
                        ---------  --------------  ----------  --------
                        $  17,044  $       22,652  $   31,159  $ 70,855
                        =========  ==============  ==========  ========

Loans maturing after one year with:
Fixed interest rates . . . . . . . . . . . . . . . . . . . .   $ 38,356
Floating interest rates. . . . . . . . . . . . . . . . . . . . $ 15,455

                                      DECEMBER 31, 2001
                        -----------------------------------------------
                                   OVER ONE YEAR
                        ONE YEAR      THROUGH      OVER FIVE
                         OR LESS     FIVE YEARS      YEARS      TOTAL
                        ---------  --------------  ----------  --------
                                  (DOLLARS IN THOUSANDS)
Commercial . . . . . .  $   6,558  $        6,615  $      687  $ 13,860
Real estate-commercial     12,272          11,194       5,372    28,838
Real estate-individual     10,785           3,957      14,112    28,854
All other loans. . . .      1,155           1,549       1,526     4,230
                        ---------  --------------  ----------  --------
                        $  30,770  $       23,315  $   21,697  $ 75,782
                        =========  ==============  ==========  ========

Loans maturing after one year with:
Fixed interest rates . . . . . . . . . . . . . . . . . . . .   $ 30,388
Floating interest rates. . . . . . . . . . . . . . . . . . .     14,624

     Investment Securities. Our average investment securities portfolio represented 13.47% and 3.5% of our average earning assets for the years ended
December 31, 2002 and 2001, respectively. Investments at December 31, 2002 consisted of investments in U.S. government agency bonds and mortgage-backed securities and common stock in the Federal Home Loan Bank of Atlanta and in The Godfrey Bank.

     The following table summarizes the book value of securities for the dates indicated.

          SECURITIES  PORTFOLIO

                                        DECEMBER 31,    DECEMBER 31,
                                            2002            2001
                                        -------------  --------------
                                           (DOLLARS IN THOUSANDS)
          Investment securities:
              U.S. Government agencies  $      10,998  $        7,997
              CMO. . . . . . . . . . .          2,640           4,931
              Common stock . . . . . .             60              60
              Other stock. . . . . . .            450             450
                                        -------------  --------------

          Total. . . . . . . . . . . .  $      14,148  $       13,438
                                        =============  ==============

     The following table shows, at carrying value, the scheduled maturities and average yields of securities held at December 31, 2002 and December 31, 2001.

             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

DECEMBER 31, 2002
-----------------
                                                       AFTER ONE
                                                       BUT WITHIN         AFTER
                                 WITHIN ONE YEAR       FIVE YEARS       FIVE YEARS
                               -------------------  ---------------  ----------------
                                AMOUNT     YIELD    AMOUNT   YIELD    AMOUNT   YIELD
                               ---------  --------  -------  ------  --------  ------
Investment securities:                        (DOLLARS IN THOUSANDS)
   U.S. government
     Agencies . . . . . . . .  $       0        0   $ 1,000   6.00%  $  9,998   6.06%
   CMO (1)  . . . . . . . . .          0        0         0      0      2,640   4.38%
   Common stock (2) . . . . .         60        0         0      0          0      0
   Other stock. . . . . . . .        450        0         0      0          0      0
                               ---------            -------          --------
 Total investment securities   $     510        0%  $ 1,000   6.00%  $ 12,638   5.72%
                               =========            =======          ========

DECEMBER 31, 2001
-----------------
                                                  AFTER ONE
                                                  BUT WITHIN          AFTER
                               WITHIN ONE YEAR    FIVE YEARS        FIVE YEARS
                               ---------------  ---------------  ----------------
                               AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT   YIELD
                               -------  ------  -------  ------  --------  ------
                                           (DOLLARS IN THOUSANDS)
Investment securities:
   U.S. government
     Agencies . . . . . . . .  $     0      0   $     0      0   $  7,997   6.78%
   CMO (1). . . . . . . . . .        0      0         0      0      4,931   6.25%
   Common stock (2) . . . . .       60      0         0      0          0      0
   Other stock. . . . . . . .      450      0         0      0          0      0
                               -------          -------          --------
 Total investment securities   $   510      0%  $     0      0%  $ 12,928   6.67%
                               =======          =======          ========

     (1) CMO are presented in this table based on their weighted average expected life.
     (2)  Yield  based  on  dividends  paid.

     Short-Term Investments. Our short-term investments, which consist of federal funds sold, averaged $2.5 million and $3.5 million for the years ended December 31, 2002 and 2001. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

     Deposits and Other Interest-Bearing Liabilities. Average interest-bearing liabilities totaled $81.8 million, or 86.5% of average assets in 2002. Average interest-bearing liabilities totaled $72.7 million, or 85% of average assets, for the year ended December 31, 2001.

     Deposits. Average interest-bearing deposits totaled $71.9 million and $70.7 million for the years ended December 31, 2002 and 2001. At December 31, 2002, total deposits were $84.6 million and averaged $77.1 million for the year then ended. The following table sets forth our deposits by category for the periods indicated.

                                          DEPOSITS

                              DECEMBER 31,        DECEMBER 31,
                                 2002                 2001
                         --------------------  --------------------
                                  PERCENT OF            PERCENT OF
                         AMOUNT    DEPOSITS    AMOUNT    DEPOSITS
                         -------  -----------  -------  -----------
                                  (DOLLARS IN THOUSANDS)
Demand deposit accounts. $ 5,010        5.92%  $ 7,311        9.24%
NOW accounts . . . . . .   3,445        4.07%    3,243        4.10%
Money market accounts. .  21,508       25.43%   24,759       31.29%
Savings accounts . . . .     332        0.39%       88        0.11%
Time deposits
   less than $100,000. .  28,914       34.19%   29,413       37.18%
Time deposits
   of $100,000 or over .  25,369       30.00%   14,308       18.08%
                         -------  -----------  -------  -----------
  Total deposits . . . . $84,578      100.00%  $79,122      100.00%
                         =======  ===========  =======  ===========

     The following table reflects the maturity distribution of our certificates of deposit of $100,000 or more at December 31, 2002 and 2001.

           MATURITIES OF CERTIFICATES OF DEPOSITS OF $100,000 OR MORE


                                                         AFTER SIX
                                  WITHIN   AFTER THREE    THROUGH
                                   THREE     THROUGH       TWELVE    AFTER TWELVE
                                  MONTHS    SIX MONTHS     MONTHS       MONTHS       TOTAL
                                  -------  ------------  ----------  -------------  --------
                                                 (DOLLARS IN THOUSANDS)
December 31, 2002 . . . . . . . . $ 2,210  $      2,796  $    6,080  $      14,283  $ 25,369
                                  =======  ============  ==========  =============  ========
December 31, 2001 . . . . . . . . $ 5,580  $      3,702  $    4,716  $         310  $ 14,308
                                  =======  ============  ==========  =============  ========

     Borrowed funds. At December 31, 2002 and 2001, we had outstanding balances of $9,280,053 and $9,361,980, respectively. The average rate we paid on borrowings for the years ended December 31, 2002 and 2001 was 3.69% and 5.35%, respectively. In August 2000, we obtained a $2.5 million line of credit, guaranteed by our directors, to pay expenses related to our former business strategy and to support the development of our new strategy. This line of credit was repaid in June 2001. In 2001, we entered into agreements with the Federal Home Loan Bank to borrow $9,000,000 to fund loan growth. Additionally, we borrowed $250,000 from a bank in order to fund the purchase of Peachtree Capital Corporation.

CAPITAL

     Total shareholders' equity at December 31, 2002 was approximately $6.5 million, compared with shareholders' equity of $7.4 million as of December 31, 2001. This $0.9 million decrease in shareholder's equity was attributable to a net loss for the year ended December 31, 2002 of $989,677 partially offset by additional capital of $100,000 provided by the issuance of Series A preferred shares in January 2002.

     We are subject to various regulatory capital requirements administered by federal banking agencies. Our failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, under regulatory guidelines, ebank, our banking subsidiary, may not pay a dividend to ebank Financial Services, Inc., if doing so would cause ebank to be less than adequately capitalized.

     Quantitative measures established by regulation to ensure capital adequacy require ebank to maintain minimum amounts and ratios. The primary regulatory agency for ebank, the Office of Thrift Supervision, requires ebank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0%, and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2002, ebank had total, core, tangible, and Tier 1 capital to risk weighted assets ratios of 9.65%, 5.98%, 5.98% and 8.40%, respectively.

     The OTS has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

     We believe that, as of December 31, 2002, we meet all capital requirements to which we are subject.

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

     We sold 1,469,450 shares during our initial public offering in 1998, with net proceeds after offering expenses of $13.7 million. We used approximately $8.5 million of the proceeds of the offering to capitalize ebank, and we retained the remaining offering proceeds to provide working capital for ebank Financial Services, Inc. As noted above, we commenced a private offering to fund expenses related to our new business strategy that we launched in the first quarter of 2000. Due to adverse market conditions, we suspended this offering. We incurred a substantial amount of expenditures at the holding company level and, as a result of the failed offering, lacked sufficient liquidity at the holding company level to pursue our business strategy. Consequently, in July 2000, we announced the restructuring of management, which included the elimination of some senior level positions, and the reevaluation of certain business strategies to reduce costs at the holding company level. In July 2000, we closed on a $2.5 million line of credit to repay amounts due to our bank subsidiary and provide working capital for the holding company.

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

     Our funds sold position, which is usually our primary source of liquidity, averaged $2.5 million and $3.5 million for the years ended December 31, 2002 and 2001, respectively. The actual funds sold position was $5.1 million and $3.6 million on December 31, 2002 and 2001, respectively.

     We believe at December 31, 2002 we had a satisfactory liquidity position at the bank level as total cash, cash equivalents, and federal funds sold amounted to approximately $6.63 million, or 6.54% of total assets. We also consider our ability to maintain and expand our deposit base and borrowing capabilities to be a source of liquidity. During 2002, total deposits increased from $79.1 million to $84.6 million, representing an increase of 6.9%.

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

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

     Our consolidated financial statements are attached hereto as pages F-1 through F-26. These statements include our consolidated balance sheet as of December 31, 2002 and consolidated statements of operations, consolidated statements of cash flows, consolidated statements of changes in shareholders' equity and consolidated statements of comprehensive loss for the year ended December 31, 2002, together with the report thereto of Porter Keadle Moore, LLP, dated March 10, 2003, as well as our consolidated balance sheet as of December 31, 2001 and consolidated statements of operations, consolidated statements of cash flows, consolidated statements of changes in shareholders' equity and consolidated statements of comprehensive loss for the year ended December 31, 2001, together with the report thereto of Mauldin & Jenkins, LLC, dated March 1, 2002.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND
--------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Information regarding the change in our independent public accountant was previously reported in our Form 8-K dated September 17, 2002, filed with the Securities and Exchange Commission.

                                    PART III

     Some information required by Part III is omitted from this Annual Report because we will file a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report, and this information is incorporated herein by reference into this Annual Report.

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
-----------------------------------------------------------------------------
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
---------------------------------------------------------

     The information required by Item 9 is set forth under the captions "Nominees for Directorships," "Other Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 10.  EXECUTIVE  COMPENSATION
----------------------------------

     The information required by Item 10 is set forth under the caption "Compensation of Directors and Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  STOCKHOLDER  MATTERS
-----------------------------

     The information required by Item 11 is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     The information required by Item 12 is set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K
-------------------------------------------------------

(a)   The  following  documents  are  filed  as  part  of  this  report:

2.1 Stock Purchase Agreement among ebank.com, Inc., Peachtree Capital Corporation, Caroline O. Harless, and Steven Harless, dated December 27, 2001 (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on December 28, 2001, File No. 000-24043.)

2.2 Letter Agreement regarding the Closing Date of Stock Purchase Agreement among ebank.com, Inc., Peachtree Capital Corporation, Caroline O. Harless, and Steven Harless, dated December 27, 2001 (Incorporated by reference to
      Exhibit 2.2 to the Company's Form 10-KSB filed on March 29, 2002, File No. 000-24043.)

2.3 Stock Purchase Agreement among ebank.com, Inc., Peachtree Capital Corporation, Caroline O. Harless, and Steven Harless, dated December 31, 2002 (Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed on January 10, 2003, File No. 000-24043.)

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

3.5 Articles of Amendment to the Articles of Incorporation effective December 21, 2001 (Incorporated by reference to Exhibit 3.5 to the Company's Form 10-KSB filed on March 29, 2002, File No. 000-24043.)

3.6 Articles of Amendment to the Articles of Incorporation effective December 28, 2001 (Incorporated by reference to Exhibit 3.6 to the Company's Form 10-KSB filed on March 29, 2002, File No. 000-24043.)

3.7 Articles of Amendment to the Articles of Incorporation effective January 1, 2003.

3.8 Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

4.1 Articles of Incorporation of the Company, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 incorporated herein by reference.

4.2 Bylaws of the Company, filed as Exhibits 3.8 and incorporated herein by reference.

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

10.2 First Amendment to Lease Agreement dated June 4, 1998 between the Company and Regent Paces Ferry Office I, Inc. (Incorporated by reference to
      Exhibit 10.8 to the Company's Form 10-KSB filed on April 2, 2001, File No. 000-24043.)

10.3 Sublease dated March 15, 1999 between the Bank and The Bankers Bank (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-KSB filed on April 12, 2000, File No. 000-24043.)

10.4 *Letter of Agreement dated May 14, 1999 between the Company and Fountainhead Strategic Solutions, LLC (Incorporated by reference to
      Exhibit 10.12 to the Company's Form 10-KSB filed on April 12, 2000, File No. 000-24043.)

10.5 Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated September 11, 2000 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB filed on November 14, 2000, File No. 000-24043.)

10.6 First Amendment to the Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated November 13, 2000 (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-KSB filed on April 2, 2001, File No. 000-24043.)

10.7 Second Amendment to the Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated January 16, 2001 (Incorporated by reference to Exhibit 10.14 to the Company's Form 10-KSB filed on April 2, 2001, File No. 000-24043.)

10.8 Loan and Stock Pledge Agreement between ebank.com, Inc. and The Bankers Bank dated July 31, 2000 (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-QSB filed on November 14, 2000, File No. 000-24043.)

10.9 Third Amendment to Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated June 5, 2001 (Incorporated by reference to Exhibit
      10.8 to the Company's Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)

10.10 Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated June 18, 2001 (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)

10.11 *Consulting Agreement dated December 31, 2001, by and between Peachtree Capital Corporation, Inc., Harless & Associates ("H&A"), and Caroline O. Harless (the "Consultant").

10.12 *Space and Cost Sharing Arrangement dated December 31, 2001, by and between Peachtree Capital Corporation and Harless, Pittman & Associates, CPAs.

10.13 *Employment Agreement between James L. Box and ebank.com, Inc. dated May 17, 2002 (Incorporated by reference to Exhibit 10.04 to the Company's Form 10-QSB filed on August 14, 2002, File No. 000-24043.)

10.14 *Employment Agreement between Wayne W. Byers and ebank.com, Inc. dated January 2, 2002 (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB filed on May 15, 2002, File No. 000-24043.)

10.15 *Form of ebank.com, Inc. Indemnification Agreement (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)

10.16 *ebank.com,  Inc.  1998 Stock Incentive Plan (Incorporated by reference to
      Exhibit  4.3  to  the  Company's  Form  S-8  filed  October  5,  1999.)

10.17 *ebank.com, Inc. First Amendment to the 1998 Stock Incentive Plan as adopted by the Board of Directors on September 20, 1999 (Incorporated by reference to Exhibit 4.4 to the Company's Form 10-KSB filed on April 12, 2000, File No. 000-24043.)

10.18 *ebank.com, Inc. Second Amendment to the 1998 Stock Incentive Plan as adopted by the Board of Directors on June 17, 2002 (Incorporated by reference to Exhibit 10.3 to the Company's Form 10-QSB filed on August 14, 2002, File No. 000-24043.)

16.1 Letter of Mauldin & Jenkins, LLC dated September 16, 2002, to the Securities and Exchange Commission (Incorporated by reference to Exhibit
      16.1 of the Form 8-K filed by the Company on September 17, 2002, File No. 000-24043.))

21.1. Subsidiary  of  the  Company

23.1  Consent  of  Mauldin  &  Jenkins,  LLC

23.2  Consent  of  Porter  Keadle  Moore,  LLP

24    Power  of  Attorney  (contained  on  the  signature  page  hereof)

99.1  Certification  pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to
      Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

99.2  Certification  pursuant  to 18 U.S.C. Section 1350, as adopted pursuant to
      Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

*     Denotes  management  contract  or  compensatory  plan  or  arrangement.

(b) Reports on Form 8-K. The following report was filed on Form 8-K by the Company during the quarter ended December 31, 2002:

      Form 8-K filed with the SEC on October 29, 2002, announcing that the Company's federal savings bank subsidiary, ebank, intended to discontinue the operation of its Columbia, MD loan production office.

ITEM 14.  CONTROLS  AND  PROCEDURES
-----------------------------------

Within the 90 days prior to the date of this Form 10-KSB, an evaluation was performed under Rule 13a-14 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EBANK FINANCIAL SERVICES, INC.

Date:   March 31, 2003               By:  /s/ James L. Box
       ---------------                   -------------------------------------
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

Signature                               Title               Date
------------------------------  ---------------------  --------------

/s/ James L. Box
------------------------------
James L. Box                    Director               March 31, 2003

/s/ Gary M. Bremer
------------------------------
Gary M. Bremer                  Director               March 31, 2003

/s/ Greg Corona
------------------------------
Greg Corona                     Director               March 31, 2003


------------------------------
Terry L. Ferrero                Director

/s/ Stephen R. Gross
------------------------------
Stephen R. Gross                Director               March 31, 2003

/s/ Richard D. Jackson
------------------------------
Richard D. Jackson              Director               March 31, 2003


------------------------------
Don Stout                       Director

/s/ Walter Drakeford
------------------------------
Walter Drakeford                Director               March 31, 2003

/s/ Wayne W. Byers              Chief Financial        March 31, 2003
------------------------------  Officer and Principal
Wayne W. Byers                  Accounting Officer

                                 CERTIFICATIONS

I,  James  L.  Box,  certify  that:

     (1) I have reviewed this annual report on Form 10-KSB of ebank Financial Services, Inc.;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003

                              /s/ James L. Box
                              --------------------------------------------------
                              James L. Box, President and Chef Executive Officer

I,  Wayne  W.  Byers,  certify  that:

     (1) I have reviewed this annual report on Form 10-KSB of ebank Financial Services, Inc.;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                 /s/ Wayne W. Byers
                                 ---------------------------------------
                                 Wayne W. Byers, Chief Financial Officer

            EBANK FINANCIAL SERVICES, INC. (FORMERLY EBANK.COM, INC.)
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                  EBANK FINANCIAL SERVICES, INC. AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                     YEARS ENDED DECEMBER 31, 2002 AND 2001




                                TABLE OF CONTENTS
                                -----------------



                                                                        Page
                                                                    ------------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS . . . . . . . .  F-1 and F-1A

FINANCIAL STATEMENTS

     Consolidated balance sheets . . . . . . . . . . . . . . . . . . . . .   F-2
     Consolidated statements of operations . . . . . . . . . . . . . . . .   F-3
     Consolidated statements of comprehensive loss . . . . . . . . . . . .   F-4
     Consolidated statements of stockholders' equity . . . . . . . . . . .   F-5
     Consolidated statements of cash flows . . . . . . . . . . . . . . . .   F-6
     Notes to consolidated financial statements. . . . . . . . . . .  F-7 - F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders ebank Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of ebank Financial Services, Inc. (formerly ebank.com, Inc.) as of December 31, 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2001 were audited by other auditors, whose report dated March 1, 2002 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of ebank Financial Services, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/  PORTER  KEADLE  MOORE,  LLP


Atlanta,  Georgia
March 10, 2003

                          INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS
EBANK FINANCIAL SERVICES, INC.
ATLANTA, GEORGIA


          We have audited the accompanying consolidated balance sheet of EBANK FINANCIAL SERVICES, INC. AND SUBSIDIARY (FORMERLY KNOWN AS EBANK.COM, INC.) as of December 31, 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


          We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ebank Financial Services, Inc. and subsidiary and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/  MAULDIN  &  JENKINS,  LLC



Atlanta,  Georgia
March 1, 2002


                                      F-1/A

                                     EBANK FINANCIAL SERVICES, INC.
                                       (FORMERLY EBANK.COM, INC.)
                                             AND SUBSIDIARY

                                       CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 2002 AND 2001


                                   ASSETS                                       2002           2001
                                   ------                                   -------------  -------------
Cash and due from banks                                                     $    891,528   $    630,811
Federal funds sold                                                             5,114,000      3,601,000
Interest-bearing deposits in banks                                               627,912         73,624
                                                                            -------------  -------------
          Cash and cash equivalents                                            6,633,440      4,305,435
Securities held-to-maturity, fair value of $13,681,193 and $12,667,769        13,638,045     12,927,505
Other securities                                                                 510,000        510,000
Mortgage loans held for sale                                                   7,820,139              -

Loans                                                                         70,524,884     75,664,434
Less allowance for loan losses                                                  (963,301)      (838,650)
                                                                            -------------  -------------

          Loans, net                                                          69,561,583     74,825,784
                                                                            -------------  -------------

Premises and equipment                                                           630,627      1,420,066
Accrued interest receivable and other assets                                   2,623,476      2,268,293
                                                                            -------------  -------------

          Total assets                                                      $101,417,310   $ 96,257,083
                                                                            =============  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Deposits:
    Noninterest-bearing                                                     $  5,010,384   $  7,310,997
    Interest-bearing                                                          79,567,803     71,811,114
                                                                            -------------  -------------
          Total deposits                                                      84,578,187     79,122,111
Other borrowings                                                               9,280,053      9,361,980
Accrued interest payable and other liabilities                                 1,028,850        371,982
                                                                            -------------  -------------

          Total liabilities                                                   94,887,090     88,856,073
                                                                            -------------  -------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Series A preferred stock, par value $.01; 8% cumulative; convertible ;
    10,000,000 shares authorized;  2,410,000 and 2,390,000 issued and outstanding; accumulated undeclared dividends of $404,088
    and $413,270 (liquidation preference $6,025,000)                              24,100         23,900
  Common stock, par value $.01; 10,000,000 shares authorized; 1,728,223
    and 1,469,450 issued and outstanding                                          17,282         14,693
  Capital surplus                                                             19,176,474     19,060,376
  Accumulated deficit                                                        (12,597,636)   (11,607,959)
  Accumulated other comprehensive loss                                           (90,000)       (90,000)
                                                                            -------------  -------------

          Total stockholders' equity                                           6,530,220      7,401,010
                                                                            -------------  -------------

          Total liabilities and stockholders' equity                        $101,417,310   $ 96,257,083
                                                                            =============  =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              EBANK FINANCIAL SERVICES, INC.
                                (FORMERLY EBANK.COM, INC.)
                                      AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                   2002          2001
                                                               ------------  ------------
INTEREST INCOME:
    Loans                                                      $ 5,818,491   $ 6,656,236
    Taxable securities                                             737,512       193,674
    Federal funds sold                                              48,613       159,331
                                                               ------------  ------------
          TOTAL INTEREST INCOME                                  6,604,616     7,009,241
                                                               ------------  ------------

INTEREST EXPENSE:
    Deposits                                                     2,337,255     3,804,286
    Other borrowings                                               366,424       106,679
                                                               ------------  ------------
          TOTAL INTEREST EXPENSE                                 2,703,679     3,910,965
                                                               ------------  ------------

          Net interest income                                    3,900,937     3,098,276
PROVISION FOR LOAN LOSSES                                          321,719        50,000
                                                               ------------  ------------
          Net interest income after provision for loan losses    3,579,218     3,048,276
                                                               ------------  ------------

OTHER INCOME:
    Gain on sale of Peachtree Capital Corporation                   68,825             -
    Brokerage fees                                                 806,479             -
    Service charges and other fees                                  93,163        85,089
    Mortgage fee income                                          2,703,991        46,651
                                                               ------------  ------------
          TOTAL OTHER INCOME                                     3,672,458       131,740
                                                               ------------  ------------

OTHER EXPENSE:
    Salaries and employee benefits                               3,951,283     2,132,155
    Equipment and occupancy expenses                             1,846,511     1,386,151
    Professional and other outside services                      1,876,875       421,171
    Other operating expenses                                       566,684       234,929
                                                               ------------  ------------
          TOTAL OTHER EXPENSES                                   8,241,353     4,174,406
                                                               ------------  ------------

          NET LOSS                                                (989,677)     (994,390)

UNDECLARED PREFERRED STOCK DIVIDENDS ARISING DURING THE YEAR      (483,138)     (387,678)
                                                               ------------  ------------

          NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS         $(1,472,815)  $(1,382,068)
                                                               ============  ============

BASIC AND DILUTED LOSS PER COMMON SHARE                        $     (0.89)  $     (0.94)
                                                               ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    EBANK FINANCIAL SERVICES, INC.
                                      (FORMERLY EBANK.COM, INC.)
                                            AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                   2002        2001
                                                                                ----------  ----------
NET LOSS                                                                        $(989,677)  $(994,390)
OTHER COMPREHENSIVE LOSS:
    Unrealized losses on securities available for sale arising during the year          -           -
                                                                                ----------  ----------

COMPREHENSIVE LOSS                                                              $(989,677)  $(994,390)
                                                                                ==========  ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                               EBANK FINANCIAL SERVICES, INC.
                                                 (FORMERLY EBANK.COM, INC.)
                                                       AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                          PREFERRED STOCK                COMMON STOCK
                                                      -------------------------  -----------------------------    CAPITAL
                                                        SHARES      PAR VALUE       SHARES        PAR VALUE       SURPLUS
                                                      ----------  -------------  -------------  --------------  ------------
BALANCE, DECEMBER 31, 2000                              911,760   $      9,118       1,469,450  $       14,693  $15,700,198
   Issuance of Series A preferred stock               1,478,240         14,782               -               -    3,360,178
   Net loss                                                   -              -               -               -            -
                                                      ----------  -------------  -------------  --------------  ------------
BALANCE, DECEMBER 31, 2001                            2,390,000         23,900       1,469,450          14,693   19,060,376
   Issuance of Series B-1 and B-2 preferred stock       153,584          1,536               -               -      448,464
   Issuance of Series A preferred stock                  40,000            400               -               -       99,600
   Dividends on preferred stock                               -              -               -               -      (40,613)
   Common stock issued as finder's fee                        -              -          20,307             204       59,296
   Common stock issued for preferred stock dividends          -              -         218,466           2,185       (2,185)
   Conversion of preferred stock                        (20,000)          (200)         20,000             200            -
   Cancellation of B-1 and B-2 preferred stock         (153,584)        (1,536)              -               -     (448,464)
   Net loss                                                   -              -               -               -            -
                                                      ----------  -------------  -------------  --------------  ------------
BALANCE, DECEMBER 31, 2002                            2,410,000   $     24,100       1,728,223  $       17,282  $19,176,474
                                                      ==========  =============  =============  ==============  ============

                                                                       ACCUMULATED
                                                                          OTHER            TOTAL
                                                       ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                                         DEFICIT          LOSS            EQUITY
                                                      -------------  ---------------  ---------------
BALANCE, DECEMBER 31, 2000                            $(10,613,569)  $      (90,000)  $    5,020,440
    Issuance of Series A preferred stock                         -                -        3,374,960
    Net loss                                              (994,390)               -         (994,390)
                                                      -------------  ---------------  ---------------
BALANCE, DECEMBER 31, 2001                             (11,607,959)         (90,000)       7,401,010
    Issuance of Series B-1 and B-2 preferred stock               -                -          450,000
    Issuance of Series A preferred stock                         -                -          100,000
    Dividends on preferred stock                                 -                -          (40,613)
    Common stock issued as finder's fee                          -                -           59,500
    Common stock issued for preferred stock dividends            -                -                -

    Conversion of preferred stock                                -                -                -
    Cancellation of B-1 and B-2 preferred stock                  -                -         (450,000)
    Net loss                                              (989,677)               -         (989,677)
                                                      -------------  ---------------  ---------------
BALANCE, DECEMBER 31, 2002                            $(12,597,636)  $      (90,000)  $    6,530,220
                                                      =============  ===============  ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                         EBANK FINANCIAL SERVICES, INC.
                                           (FORMERLY EBANK.COM, INC.)
                                                 AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                         2002          2001
                                                                                     ------------  -------------
OPERATING ACTIVITIES:
    Net loss                                                                         $  (989,677)  $   (994,390)
    Adjustments to reconcile net loss to net cash and cash
        equivalents used in operating activities:
           Gain on sale of Peachtree Capital Corporation                                 (68,825)             -
           Gain on sale of other real estate owned                                             -       (120,746)
           Net accretion and amortization of securities                                   15,779            670
           Depreciation and amortization of premises and equipment                       843,110        747,912
           Provision for loan losses                                                     321,719         50,000
           Increase in mortgage loans held for sale                                   (7,820,139)             -
           Change in deferred loan fees and costs                                        212,545        (93,812)
           Change in interest receivable                                                  51,465       (122,169)
           Change in interest payable                                                    (54,556)       (44,479)
           Net other operating activities                                                859,600       (466,739)
                                                                                     ------------  -------------
              Net cash and cash equivalents used in operating activities              (6,628,979)    (1,043,753)
                                                                                     ------------  -------------
INVESTING ACTIVITIES:
    Purchases of securities held-to-maturity                                          (9,000,000)   (13,928,175)
    Proceeds from paydowns and maturities of securities held-to-maturity               8,273,681      1,000,000
    Purchases of other securities                                                              -       (384,400)
    Net change in loans                                                                4,729,937     (7,699,769)
    Purchase of Peachtree Capital Corporation                                           (446,750)             -
    Purchase of premises and equipment                                                   (53,671)       (26,211)
    Proceeds from sale of other real estate owned                                              -        734,980
    Net other investing activities                                                             -       (400,000)
                                                                                     ------------  -------------
              Net cash and cash equivalents provided (used) in investing activities    3,503,197    (20,703,575)
                                                                                     ------------  -------------
FINANCING ACTIVITIES:
    Net increase in deposits                                                           5,456,076     10,497,947
    Proceeds from  other borrowings                                                            -      9,250,000
    Repayment of  other borrowings                                                       (81,927)    (2,574,900)
    Cash dividends on preferred stock                                                    (20,362)             -
    Net proceeds from sale of preferred stock                                            100,000      3,374,960
                                                                                     ------------  -------------
              Net cash and cash equivalents provided by financing activities           5,453,787     20,548,007
                                                                                     ------------  -------------
Net increase (decrease) in cash and cash equivalents                                   2,328,005     (1,199,321)

Cash and cash equivalents at beginning of year                                         4,305,435      5,504,756
                                                                                     ------------  -------------
Cash and cash equivalents at end of year                                             $ 6,633,440   $  4,305,435
                                                                                     ============  =============
SUPPLEMENTAL DISCLOSURES:
        Cash paid for interest                                                       $ 2,758,235   $  3,955,444

        Principal balances of loans transferred to other real estate owned           $         -   $  1,041,220

        Conversion of preferred stock to common stock                                $       200   $          -

        Common stock issued for preferred stock dividend                             $     2,185   $          -

        Common stock issued as a finder's fee                                        $    59,500   $          -

        Receivable from sale of Peachtree Capital Corporation                        $   578,000   $          -

        Cash dividend payable on preferred stock                                     $   (20,250)  $          -

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         EBANK FINANCIAL SERVICES, INC.
                           (FORMERLY EBANK.COM, INC.)
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE  OF  BUSINESS

           ebank Financial Services, Inc. (the "Company") is a thrift holding company whose business is conducted by its wholly-owned subsidiary, ebank (the "Bank"). The Bank is a federally chartered savings bank located in Atlanta, Georgia and is regulated by the Office of Thrift Supervision ("OTS"). The Bank provides a full range of banking services in its primary market area of metropolitan Atlanta. In December 2002, the Board of Directors approved changing the Company's name from ebank.com, Inc. to ebank Financial Services, Inc.

          BASIS  OF  PRESENTATION

           The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances are eliminated in consolidation.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and the realizability of deferred tax assets.

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

          SECURITIES

           Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Equity securities and Federal Home Loan Bank stock are reported in other securities. Equity securities with readily determinable fair values are classified as available-for-sale and are recorded at fair value with unrealized gains and losses excluded from operations and reported in other comprehensive income. The Federal Home Loan Bank stock is recorded at cost.

           Interest and dividends, including amortization of premiums and accretion of discounts, are recognized in interest income as earned. Gains and losses on the sale of securities are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities that are deemed to be other than temporary are reflected in operations as realized losses and establish a new cost basis for the related securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          MORTGAGE  LOANS  HELD  FOR  SALE

           Mortgage loans held for sale are carried at the lower of disaggregate cost or market value.

          LOANS

           Loans are reported at their outstanding unpaid principal balances less deferred loan fees and costs and the allowance for loan losses. Interest income is accrued on the unpaid balance.

           Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the life of the loans.

           The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-collateralized. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loan is returned to accrual status.

           The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

           The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. In order to assist in determining the adequacy of the loan loss allowance, management assigns loan grades and monitors the loan grade accuracy to determine the correctness of the assigned grade. Loans graded 4 and above are reviewed monthly and are included in a monthly classified asset summary report. Other loans with classifications of 3 or below are reviewed at renewal or annually dependent on the maturity date. Management reports the sufficiency of the allowance monthly to the board. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          PREMISES  AND  EQUIPMENT

           Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets (or the shorter of the estimated useful lives or lease terms for leasehold improvements) as follows:


                                                                   Years
                                                                  -------
                       Leasehold improvements                     3 to 10
                       Furniture, fixtures and equipment          3 to 5
                       Computer software and Internet technology  3 to 5


          OTHER  REAL  ESTATE  OWNED

           Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of cost (defined as fair value at foreclosure) or fair value less estimated costs of disposal. Fair value is defined as the amount that is expected to be received in a current sale between a willing buyer and seller other than in a forced or liquidation sale. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Any subsequent write-down of other real estate owned is charged directly against earnings. Revenue and expenses from operations are included in net expenses from foreclosed assets.

          INCOME  TAXES

           Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

           In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.

          ADVERTISING  COSTS

           All  advertising  costs  are  expensed  as  incurred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          STOCK  COMPENSATION  PLANS

           Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in 2002 or 2001 related to is stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net loss and net loss per common share and other disclosures, as if the fair value based method of accounting had been applied.

                                                                                   Years Ended December 31,
                                                                                --------------------------------
                                                                                     2002               2001
                                                                                ------------        ------------
           Net loss attributable to common stockholders  As reported            $(1,472,815)        $(1,382,068)
                                                         Effect of stock
                                                         options grants            (144,512)            (52,432)
                                                                                ------------        ------------
                                                         Pro forma              $(1,617,327)        $(1,434,500)
                                                                                ============        ============

           Basic and diluted loss per share              As reported            $      (.89)        $      (.94)
                                                         Pro forma              $      (.97)        $      (.98)

          The fair value of each option and warrant grant ($1.63 and $2.02 for 2002 and 2001, respectively) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            Years Ended December 31,
                                          --------------------------
                                             2002             2001
                                          --------------------------
           Dividend yield                        0%               0%
           Expected life                  10 years         10 years
           Expected volatility                 134%              43%
           Risk-free interest rate            4.50%            5.59%

          LOSS  PER  COMMON  SHARE

          Basic losses per common share are computed by dividing net loss less preferred dividends by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net loss less preferred dividends minus the income effect of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants and convertible preferred stock. Due to the net loss in each year, all potential common shares would be anti-dilutive, and therefore, diluted earnings per share is not presented in the consolidated financial statements. The weighted-average number of common shares outstanding for 2002 and 2001 were 1,663,207 and 1,469,450, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           Through December 31, 2002, the Company has incurred accumulated deficits of $12.6 million. Net losses of $990 thousand, $994 thousand and $6.8 million were recognized for the years ended December 31, 2002, 2001 and 2000, respectively. For the years ended December 31,
           2002, 2001 and 2000, the Company's cash flows from operating activities were a negative $6.6 million, $1.0 million and $4.6 million, respectively. Because of the losses and negative cash flows incurred through 2000, the Company was forced to revise its business strategy and revert to traditional banking services. The Company will continue to use basic Internet services as an available resource in the delivery of the Company's services.

           In 2000, the Company restructured its senior management team that included the replacement of two senior level executives and obtained a $2,500,000 line of credit to pay expenses incurred related to its expanded Internet strategy. The Company has terminated all third party alliances related to the expanded Internet strategy.

           As of December 31, 2002, the Company raised net proceeds of approximately $5,462,000 from the sale of preferred stock, which have been used to repay the $2,500,000 line of credit, inject $1,775,000 of additional capital in the Bank, and fund operations. The Company is continuing to pursue its plan of raising additional capital through private offerings, improving net interest margins, and controlling expenses all towards the near-term goal of profitable operating results and improved financial condition.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   SECURITIES

           The amortized cost and fair value of securities are summarized as follows:

                                                                      Gross        Gross
                                                       Amortized   Unrealized    Unrealized      Fair
                                                         Cost         Gains        Losses        Value
                                                      -----------  -----------  ------------  -----------
           SECURITIES HELD-TO-MATURITY
             December 31, 2002:
                U.S government and
                agency securities                     $10,997,521  $    41,086  $    (1,302)  $11,037,305
                Collateralized mortgage obligations     2,640,524        3,364            -     2,643,888
                                                      -----------  -----------  ------------  -----------
                                                      $13,638,045  $    44,450  $    (1,302)  $13,681,193
                                                      ===========  ===========  ============  ===========
             December 31, 2001:
                U.S government and
                agency securities                     $ 7,996,910  $     6,208  $  (204,011)  $ 7,799,107
                Collateralized mortgage obligations     4,930,595            -      (61,933)    4,868,662
                                                      -----------  -----------  ------------  -----------
                                                      $12,927,505  $     6,208  $  (265,944)  $12,667,769
                                                      ===========  ===========  ============  ===========

                                                                      Gross        Gross
                                                                   Unrealized    Unrealized      Fair
                                                         Cost         Gains        Losses        Value
                                                      -----------  -----------  ------------  -----------
           OTHER SECURITIES:
             December 31, 2002 and December 31,
             2001:
                Equity securities available-for-sale  $   150,000  $         -  $   (90,000)  $    60,000
                Federal Home Loan Bank stock              450,000            -            -       450,000
                                                      -----------  -----------  ------------  -----------
                                                      $   600,000  $         -  $   (90,000)  $   510,000
                                                      ===========  ===========  ============  ===========

           Securities with a carrying value of $3,664,594 and $4,902,225 at December 31, 2002 and 2001, respectively, were pledged to secure
           Federal  Home  Loan  Bank  advances.

           The amortized cost and fair value of debt securities as of December 31, 2002 by contractual maturity are shown below. Maturities may differ from contractual maturities of collateralized mortgage obligations because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

                                                 Securities Held-to-Maturity
                                                 ---------------------------
                                                   Amortized      Fair
                                                      Cost       Value
                                                  -----------  -----------

           Due after one year through five years  $ 1,000,000  $ 1,002,500
           Due after ten years                      9,997,521   10,034,805
           Collateralized mortgage obligations      2,640,524    2,643,888
                                                  -----------  -----------
                                                  $13,638,045  $13,681,193
                                                  ===========  ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   LOANS

           The  composition  of  loans  is  summarized  as  follows:

                                                                December 31,
                                                          --------------------------
                                                              2002          2001
                                                          ------------  ------------
           Commercial                                     $12,763,826   $13,859,634
           Real estate - individual                        30,416,669    28,853,682
           Real estate - commercial                        20,657,617    28,837,883
           Consumer installment and other                   7,016,660     4,230,578
                                                          ------------  ------------
                                                           70,854,772    75,781,777
           Deferred loan fees and costs                      (329,888)     (117,343)
           Allowance for loan losses                         (963,301)     (838,650)
                                                          ------------  ------------
           Loans, net                                     $69,561,583   $74,825,784
                                                          ============  ============

           Changes  in  the  allowance  for  loan  losses  are  as  follows:

                                                           Years Ended December 31,
                                                          --------------------------
                                                              2002          2001
                                                          ------------  ------------

           BALANCE, BEGINNING OF YEAR                     $   838,650   $ 1,500,934
             Provision for loan losses                        321,719        50,000
             Loans charged off                               (209,698)     (712,284)
             Recoveries of loans previously charged off        12,630             -
                                                          ------------  ------------
           BALANCE, END OF YEAR                           $   963,301   $   838,650
                                                          ============  ============

           The total recorded investment in impaired loans was $1,104,078 and $1,087,528 at December 31, 2002 and 2001, respectively. The impaired loans had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaling $220,814 and $130,028 at December 31, 2002 and 2001, respectively.
           The average recorded investment in impaired loans for 2002 and 2001 was $1,143,373 and $3,117,167, respectively. Interest income recognized for cash payments received on impaired loans was $66,563 and $114,426 for the years ended December 31, 2002 and 2001, respectively.

           In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates. The Company's policy is that the interest rates on these loans must be substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended
           December  31,  2002  are  as  follows:

           BALANCE, BEGINNING OF YEAR                        $ 2,086,526
             Advances                                          2,759,042
             Repayments                                       (2,457,384)
                                                             ------------
           BALANCE, END OF YEAR                              $ 2,388,184
                                                             ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.   PREMISES AND EQUIPMENT

           Premises  and  equipment  are  summarized  as  follows:

                                                                               December 31,
                                                                         --------------------------
                                                                             2002          2001
                                                                         ------------  ------------
           Leasehold improvements                                        $   243,650   $   258,960
           Furniture, fixtures and equipment, including assets
              acquired under capital lease of $221,981                     1,494,863     1,483,543
           Computer software and Internet technology                       1,327,107     1,325,858
                                                                         ------------  ------------
                                                                           3,065,620     3,068,361
           Accumulated depreciation and amortization, including amounts applicable to assets acquired under capital lease of
              $104,824 and $117,157, in 2002 and 2001, respectively.      (2,434,993)   (1,648,295)
                                                                         ------------  ------------
                                                                         $   630,627   $ 1,420,066
                                                                         ============  ============

           The Company leases its banking facilities and offices pursuant to operating leases. Rental expense was $548,287 and $393,319 for the years ended December 31, 2002 and 2001, respectively. During 2002, the Company incurred $154,740 in rent expense associated with its Maryland loan production office. The Maryland office was closed November 30, 2002 and there are no future minimum lease payments associated with the operation (see Note 9).

           The future minimum lease payments under the operating leases at December 31, 2002 are as follows:

           2003                            $  348,108
           2004                               277,132
           2005                               190,762
           2006                               156,738
           2007                               156,738
           Thereafter                          39,185
                                           ----------
                                           $1,168,663
                                           ==========


NOTE 6.   DEPOSITS

           The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $25,369,287 and $14,307,504,
           respectively. The Company had brokered deposits of $16,339,801 and $3,972,482 at December 31, 2002 and 2001, respectively. The scheduled maturities of time deposits at December 31, 2002 are as follows:

           2003                           $33,175,660
           2004                            12,857,603
           2005                             4,494,906
           2006                               606,711
           2007                             3,148,084
                                          -----------
                                          $54,282,964
                                          ===========


           At December 31, 2002 and 2001, deposits from directors, executive officers and their related interests totaled approximately $1,530,000 and $1,523,000, respectively. These deposits were taken in the normal course of business at market interest rates.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   OTHER BORROWINGS

           Other  borrowings  consist  of  the  following:

                                                                                       December 31,
                                                                                   ----------------------
                                                                                      2002        2001
                                                                                   ----------  ----------
             Advance from Federal Home Loan Bank, interest payable quarterly at 3.91% until November 7, 2006 when the rate may be
                 converted to the three-month LIBOR, matures November 7, 2011,
                 collateralized by securities and first mortgage loans             $4,000,000  $4,000,000
             Advance from Federal Home Loan Bank, interest payable quarterly at 3.51%, matures December 1, 2003, collateralized by securities
                 and first mortgage loans                                           5,000,000   5,000,000
             Note payable from Nexity bank, interest payable quarterly at prime minus  0.50% (3.75% at December 31, 2002), due December 28,
                 2003, collateralized by common stock of the Bank                     250,000     250,000
             Capitalized lease obligation, monthly payments of $7,390
                 including imputed interest at 9%, collateralized by equipment         30,053     111,980
                                                                                   ----------  ----------
                                                                                   $9,280,053  $9,361,980
                                                                                   ==========  ==========

           Aggregate maturities required on other borrowings at December 31, 2002 are due in future years as follows:

            2003                                                                                5,280,053
            2011                                                                                4,000,000
                                                                                              -----------
                                                                                              $ 9,280,053
                                                                                              ===========


NOTE 8.   PREFERRED STOCK OFFERINGS

           From October 4, 2000 through June 5, 2001, the Company sold, through a private placement memorandum, 500,000 "capital units" at a price of $10.00 per unit. Each capital unit consists of four shares of Series A 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. Each share of Series A preferred stock is convertible into one share of common stock. The Series A preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion of the Series A preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company's election, dividends on the Series A preferred stock may be paid in cash or in additional shares of common stock. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company's common stock has equaled or exceeded $5.00 per share for twenty consecutive trading days.

           In June 2001, the Company sold, through a private placement memorandum, 97,500 "capital units" at a price of $10.00 per unit. Each capital unit consists of four shares of Series A 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of Series A preferred stock is convertible into one share of common stock. The Series A preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion for the Series A preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company's election, dividends on the Series A preferred stock may be paid in cash or in additional shares of common stock. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company's common stock has equaled or exceeded $5.50 per share for twenty consecutive trading days.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           In January 2002, the Company sold, through a private placement memorandum, 10,000 "capital units" at a price of $10.00 per unit. Each capital unit consists of four shares of Series A 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of Series A preferred stock is convertible into one share of common stock. The Series A preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion for the Series A preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company's election, dividends on the Series A preferred stock may be paid in cash or in additional shares of common stock. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company's common stock has equaled or exceeded $5.50 per share for twenty consecutive trading days.

          In connection with the sale of the Series A preferred stock, the Company paid to Attkisson, Carter & Company, a greater than 5% beneficial owner that was the broker / dealer serving as placement agent for the first two private offerings, commissions equal to 10% of the sales price for each unit sold by the placement agent (with the exception of units sold to directors and officers of the Company or units sold to investors located by the Company's directors and officers who purchased at least 50,000 units) plus a $25,000 fee after 50,000 units were sold by the placement agent which totaled $600,000. Additionally, the placement agent received a warrant to purchase 200,000 shares of the Company's common stock at a price of $4.00 per share, exercisable for a period of five years.

           The Series B-1 and B-2 preferred stock issued in connection with the purchase of Peachtree Capital Corporation, effective January 2, 2002, was cancelled effective December 31, 2002, upon its return in connection with the sale of Peachtree Capital Corporation.

           A summary of the preferred stock issued as of December 31, 2002 follows:

           Capital units sold (net of 5,000 units converted in March 2002)                             602,500
                                                                                                    ===========

           Gross proceeds from offerings                                                            $6,075,000

           Offering costs including placement agent commission                                        (612,796)
                                                                                                    -----------

           Net proceeds received from offerings                                                     $5,462,204
                                                                                                    ===========

           Series A Preferred shares issued                                                          2,430,000
           Series A Preferred shares converted to common                                               (20,000)
                                                                                                    -----------
           Series A Preferred shares issued and outstanding                                          2,410,000

                                                                                                    ===========

           Accumulated undeclared dividends                                                         $  404,088
                                                                                                    ===========

           Common stock available for purchase under warrants issued to preferred shareholders       1,205,000
           Common stock available for purchase under warrants issued to placement agent                200,000
                                                                                                    -----------
           Total common stock available for purchase under warrants related to Series A preferred    1,405,000
                                                                                                    ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   MARYLAND LOAN PRODUCTION OFFICE


           On September 27, 2002, the Company announced that the Bank would establish a loan production office in Columbia, Maryland on October 1, 2002. The loan production office originated home mortgages and home equity loans and sold them in the secondary market. Although the Columbia office was established on October 1, 2002 as planned, it was discontinued on November 30, 2002, after consultations with the OTS.


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

           In June 2002, the Company's Board approved a Second Amendment to the Plan, subject to shareholder approval, which is anticipated to occur in May 2003. This amendment provides that commencing on July 1, 2002 and annually thereafter until July 1, 2008, the amount of common stock issuable under the Plan will automatically increase as of July 1 of the applicable year based on a certain formula, a portion of which relates to the number of common shares outstanding. However, any annual increase in the number of shares of common stock issuable under the Plan is limited to 2,000,000 shares per year. The amendment also reserves for the Board of Directors the discretion to limit any such annual increase, and that such increase will apply to the number of shares of common stock issuable pursuant to incentive stock options (as an alternative to the current maximum of 220,000) rather than only non-incentive stock options as provided in the First Amendment.

           The exercise price for the common stock granted as either an incentive stock option or as a nonqualified stock option must be equal to at least 100 percent of the fair market value per share of common stock on the date of grant. Options have a three-year vesting term, and expire ten years after the date of grant. The Board of Directors may, at its discretion, provide that an option not be exercisable, in whole or in part, for any periods of time as specified in the option agreements. Summarized information related to the stock options is as follows:

                                                               Years Ended December 31,
                                              -------------------------------------------------------------
                                                        2002                             2001
                                              ---------------------------  --------------------------------
                                                              Weighted-                        Weighted-
                                                              Average                          Average
                                                              Exercise                         Exercise
                                                Number         Price           Number            Price
                                              ----------  ---------------  ---------------  ---------------
             Under option, beginning of year    214,917   $          3.33          70,667   $          3.70
               Granted                           35,250              1.63         144,750              3.16
               Terminated                       (33,833)             2.58            (500)             3.75
                                              ----------                   ---------------

             Under option, end of year          216,334              3.17         214,917              3.33
                                              ==========                   ===============

             Exercisable, end of year            94,584              3.56          27,333              4.57
                                              ==========                   ===============


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     Options Outstanding                 Options Exercisable
                                         ------------------------------------------  ----------------------------
                                                           Weighted-
                                                            Average     Weighted-                     Weighted-
                                                           Remaining     Average                      Average
                        Range of             Shares       Contractual    Execise        Shares        Exercise
                    Exercise Prices        Outstanding        Life        Price       Exercisable       Price
             --------------------------  ---------------  -----------  ------------  --------------  ------------
                       $10.00                      5,667      6 years  $      10.00           5,667  $      10.00
                   $1.50 - $3.75                 210,667      8 years          2.99          88,917          3.15
                                         ---------------                             --------------
             Outstanding at end of year          216,334      8 years          3.17          94,584          3.56
                                         ===============                             ==============

           The Company has issued stock warrants to purchase shares of common stock (1) in connection with the sale of preferred stock, (2) in connection with a debt guaranty provided by the Company's organizing directors, and (3) for payment of services rendered. The warrants generally expire five years from date of grant. Summarized information related to the stock warrants is as follows:

                                                            Years Ended December 31,
                                                    ------------------------------------------
                                                            2002                  2001
                                                    --------------------  --------------------
                                                               Weighted-             Weighted-
                                                               Average               Average
                                                               Exercise              Exercise
                                                     Number      Price     Number      Price
                                                    ---------  ---------  ---------  ---------
           Stock warrants issued and exercisable,
              beginning of year                     1,557,999  $    3.68    815,879  $    3.72
           Granted in connection with preferred
              stock offering at an exercise price
              of $4.00 per share                       20,000       4.00    195,000       4.00
           Granted in connection with preferred
              stock offering at an exercise price
              of $3.50 per share                            -          -    544,120       3.50
           Granted in connection with payment
              for services rendered at an exercise
              price of $2.50 per share                      -          -      3,000       2.50
           Stock warrants issued and exercisable,
                                                    ---------             ---------
              end of year                           1,577,999       3.68  1,557,999       3.68
                                                    =========             =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.  INCOME TAXES

           The  components  of  deferred  income  taxes  are  as  follows:

                                                                              December 31,
                                                                       --------------------------
                                                                           2002          2001
                                                                       ------------  ------------
           Deferred tax assets:
             Loan loss allowance                                       $   264,750   $   207,401
             Organization costs                                                  -        32,341
             Net operating loss carryforward                             4,334,030     4,025,172
             Other                                                          92,582        44,438
                                                                       ------------  ------------

                Total gross deferred tax assets                          4,691,362     4,309,352
             Valuation allowance                                        (4,665,695)   (4,244,214)
                                                                       ------------  ------------
                     Deferred tax assets after valuation allowance          25,667        65,138

           Deferred tax liabilities related to premises and equipment      (25,667)      (65,138)
                                                                       ------------  ------------

                      Net deferred taxes                               $         -   $         -
                                                                       ============  ============

           At December 31, 2002, the Company has available net operating loss carryforwards of approximately $11,383,000 for federal income tax purposes. If unused, the carryforwards will expire beginning in 2018.

           The future tax consequences of the difference between the financial reporting and tax bases of the Company's assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset as the realization of the deferred tax assets is dependent on future taxable income.


NOTE 12.  COMMITMENTS

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

                                                        December 31,
                                               ----------------------------
                                                 2002               2001
                                               ----------        ----------
           Commitments to extend credit        $9,597,000        $7,686,000
                                               ==========        ==========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which the Company deems necessary. There were no outstanding letters of credit at December 31, 2002 and 2001.

           In May of 1999, the Company received a notice from Huntington Bancshares Incorporated, ("Huntington") asserting that Huntington had superior trademark rights in the name "ebank". Huntington had obtained a federal trademark registration for the term "E-BANK" in 1996. In the opinion of management, Huntington's use of the name is limited to a description of a platform system, which Huntington at one time offered or planned to offer to other banks, and that the Company's ownership rights in the name do not infringe upon Huntington's trademark. In June of 1999, the Company filed an action in Georgia asking for a declaratory judgment that the Company had the right to use "ebank.com" as a trademark for Internet banking services despite Huntington's registration. Rather than answering the Company's complaint, Huntington filed suit against the Company in Ohio, alleging trademark infringement over the Company's use of the name "ebank.com". As of December 31, 2000, both actions had been dismissed because of a lack of jurisdiction. On July 20, 2001, e banc, LLC, an affiliate of Huntington, filed claims against the Company in Georgia. On December 17, 2002, e banc, LLC, the successor in interest to Huntington Bank ("Huntington"), dismissed its trademark infringement claim against the Company. The dismissal of Huntington's claim followed a favorable ruling on the Company's motion to dismiss and the Company's filing of a detailed counterclaim seeking cancellation of the trademark registration owned by Huntington.


NOTE 13.  CONCENTRATIONS OF CREDIT RISK

           The Company originates primarily commercial, residential and consumer loans to customers in the metropolitan Atlanta area. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in this area.

           Seventy-five percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in
           Note  4.

           The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of unimpaired capital and surplus, as defined by OTS regulations, or approximately $1,090,000.


NOTE 14.  REGULATORY MATTERS

           The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2002, no amounts were available for dividend declaration without regulatory approval.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Tier I capital to average assets and tangible capital to average assets. Management believes, as of December 31, 2002 and 2001, the Bank met all capital adequacy requirements to which it is subject.

           As of December 31, 2002, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. At December 31, 2002 the Bank temporarily fell below one of the thresholds to be categorized as well capitalized. Since the holding company contributed cash to the Bank in March 2003, management believes this situation will not significantly impact the Bank or the Company.

           The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                          To Be Well
                                                                        For Capital    Capitalized Under
                                                                          Adequacy     Prompt Corrective
                                                           Actual         Purposes     Action Provisions
                                                      ---------------  ---------------  ---------------
                                                      Amount   Ratio   Amount   Ratio   Amount   Ratio
                                                      -------  ------  -------  ------  -------  ------
           As of December 31, 2002:                                 (Dollars in Thousands)
                                                      -------------------------------------------------
             Total Capital to Risk-weighted Assets    $ 6,914   9.65%  $ 5,732   8.00%  $ 7,166  10.00%
             Tier I Capital to Risk-weighted Assets   $ 6,018   8.40%  $ 2,866   4.00%  $ 4,299   6.00%
             Tier I Capital to Average Assets         $ 6,018   5.98%  $ 4,023   4.00%  $ 5,029   5.00%
             Tangible Capital to Average Assets       $ 6,018   5.98%  $ 1,509   1.50%      N/A     N/A

           As of December 31, 2001:
             Total Capital to Risk-weighted Assets    $ 7,670  10.20%  $ 6,014   8.00%  $ 7,518  10.00%
             Tier I Capital to Risk-weighted Assets   $ 6,860   9.12%  $ 3,007   4.00%  $ 4,511   6.00%
             Tier I Capital to Average Assets         $ 6,860   7.19%  $ 3,816   4.00%  $ 4,770   5.00%
             Tangible Capital to Average Assets       $ 6,860   7.19%  $ 1,431   1.50%      N/A     N/A

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          MORTGAGE  LOANS  HELD  FOR  SALE:

           The carrying value of mortgage loans held for sale approximated their fair value.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15. FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (CONTINUED)

          OFF-BALANCE  SHEET  INSTRUMENTS:

           Fair values of the Company's off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company's off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, both the carrying amounts and fair values of these items are insignificant.

           The carrying amounts and estimated fair values of the Company's financial instruments were as follows:


                                                 December 31, 2002          December 31, 2001
                                              ------------------------  ------------------------
                                              Carrying        Fair       Carrying        Fair
                                                Amount        Value       Amount        Value
                                              -----------  -----------  -----------  -----------
           Financial assets:
             Cash, due from banks, interest-
               bearing deposits in banks
               and federal funds sold         $ 6,633,440  $ 6,633,440  $ 4,305,435  $ 4,305,435
             Securities                        14,148,045   14,191,193   13,437,505   13,177,769
             Mortgage loans held for sale       7,820,139    7,820,139            -            -
             Loans                             69,561,583   70,241,491   74,825,784   76,677,938

           Financial liabilities:
             Deposits                          84,578,187   85,000,679   79,122,111   79,571,527
             Other borrowings                   9,280,053    9,346,867    9,361,980    9,361,980


NOTE 16.  SUPPLEMENTAL FINANCIAL DATA

           Components of other expenses in excess of 1% of total revenue are as follows:

                                                            Years Ended December 31,
                                                            ------------------------
                                                                2002        2001
                                                            -----------  -----------
           Other expense:
              Supplies and printed forms                        122,989       50,819
              Telecommunications                                125,638      160,766
              Regulatory and supervisory assessments            117,224       61,201
              Credit reports                                    115,852       23,838

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17.  PARENT COMPANY FINANCIAL INFORMATION

           The following information presents the condensed balance sheets, statements of operations and cash flows of ebank Financial Services, Inc. as of and for the years ended December 31, 2002 and 2001:

                                       CONDENSED BALANCE SHEETS

                                                                                   2002        2001
                                                                                ----------  ----------
              Assets:
                Cash                                                            $    7,783  $    4,661
                Federal funds sold                                                 115,000     154,000
                                                                                ----------  ----------
                      Cash and cash equivalents                                    122,783     158,661
                Investment in subsidiary                                         6,017,628   6,859,571
                Other securities                                                    60,000      60,000
                Premises and equipment, net                                              -     221,692
                Other assets                                                       657,169     407,480
                                                                                ----------  ----------

                      Total assets                                              $6,857,580  $7,707,404
                                                                                ==========  ==========

              Liabilities:
                 Other borrowings                                               $  250,000  $  250,000
                 Other liabilities                                                  77,360      56,394
                                                                                ----------  ----------
                      Total liabilities                                            327,360     306,394

              Stockholders' equity                                               6,530,220   7,401,010
                                                                                ----------  ----------

                      Total liabilities and stockholders' equity                $6,857,580  $7,707,404
                                                                                ==========  ==========

                           CONDENSED STATEMENTS OF OPERATIONS

                                                                     2002        2001
                                                                  ----------  ----------
              INCOME:
                Dividends from Peachtree Capital Corporation      $  95,155   $       -
                Gain on sale of Peachtree Capital Corporation        68,825           -
                Other                                                 1,071      20,857
                                                                  ----------  ----------
                         TOTAL INCOME                               165,051      20,857
                                                                  ----------  ----------

              EXPENSES:
                Interest                                             10,582      51,097
                Salaries and benefits                                   187      (8,489)
                Equipment and occupancy expenses                     55,876     220,394
                Professional and other outside services             246,072      19,152
                Other operating expenses                                 68       1,682
                                                                  ----------  ----------
                         TOTAL EXPENSES                             312,785     283,836
                                                                  ----------  ----------

                        LOSS BEFORE EQUITY IN LOSS OF SUBSIDIARY   (147,734)   (262,979)

              EQUITY IN NET LOSS OF SUBSIDIARY                     (841,943)   (731,411)
                                                                  ----------  ----------

                        NET LOSS                                  $(989,677)  $(994,390)
                                                                  ==========  ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    2002         2001
                                                                                 ----------  ------------
              OPERATING ACTIVITIES
                Net loss                                                         $(989,677)  $  (994,390)
                Adjustments to reconcile net loss to net cash and
                  cash equivalents used in operating activities:
                    Gain on sale of Peachtree Capital Corporation                  (68,825)            -
                    Equity in loss of subsidiary                                   841,943       731,411
                    Depreciation                                                    46,767       220,395
                    Net other operating activities                                 326,101      (334,545)
                                                                                 ----------  ------------

                    NET CASH AND CASH EQUIVALENTS PROVIDED (USED)
                      BY OPERATING ACTIVITIES                                      156,309      (377,129)
                                                                                 ----------  ------------
              INVESTING ACTIVITIES
                  Investment in subsidiary                                               -    (1,775,000)
                  Reimbursement by the bank for purchases of equipment             174,925        55,266
                  Purchase of Peachtree Capital Corporation                       (446,750)            -
                  Net other investing activities                                         -      (400,000)
                                                                                 ----------  ------------

                    NET CASH AND CASH EQUIVALENTS USED BY INVESTING
                      ACTIVITIES                                                  (271,825)   (2,119,734)
                                                                                 ----------  ------------

              FINANCING ACTIVITIES
                Proceeds from other borrowings                                           -       250,000
                Repayment of other borrowings                                            -    (2,500,000)
                Net proceeds from sale of preferred stock                          100,000     3,374,960
                Dividends paid on preferred stock                                  (20,362)            -
                                                                                 ----------  ------------

                    NET CASH AND CASH EQUIVALENTS
                      PROVIDED BY FINANCING ACTIVITIES                              79,638     1,124,960
                                                                                 ----------  ------------

              Net decrease in cash and cash equivalents                            (35,878)   (1,371,903)

              Cash and cash equivalents at beginning of year                       158,661     1,530,564
                                                                                 ----------  ------------

              Cash and cash equivalents at end of year                           $ 122,783   $   158,661
                                                                                 ==========  ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18.     BUSINESS COMBINATION AND SUBSEQUENT SALE OF SUBSIDIARY

           Effective January 2, 2002, the Company acquired Peachtree Capital Corporation ("PCC"), a financial planning and securities brokerage firm located in Atlanta, Georgia. In exchange for all the outstanding stock of PCC, the Company paid $400,000 in cash and issued 76,792 shares of the Company's Series B-1 preferred stock and 76,792 shares of the Company's Series B-2 preferred stock. The preferred stock was valued at $450,000 and paid a 9% annual dividend payable semi-annually. PCC's President became a member of the Company's Board of Directors as part of this acquisition. The Company incurred total costs, including finder's fee, related to this acquisition of $106,250 and at January 2, 2002, PCC's only asset was $15,000 deposited with a clearing broker/dealer and PCC had no liabilities. Goodwill of $941,250 was recorded for the excess of the purchase price plus acquisition costs over the fair value of the net assets acquired.

           Effective December 31, 2002 the Company sold all of the outstanding capital stock of PCC back to the individuals from whom the Company acquired PCC. In exchange for all the capital stock of PCC, the purchasers delivered to the Company 76,792 previously issued shares of it's Series B-1 preferred stock valued at $225,000, 76,792 previously issued shares of its Series B-2 preferred stock valued at $225,000 and a cash payment of $578,000. The amount of consideration was determined based upon arm's length negotiations. Upon the sale, the President of PCC resigned from the Company's Board of Directors. The operating results of PCC are included in the consolidated statement of operations from January 2, 2002 through December 31, 2002.

           In connection with the purchase of PCC, the Company issued to Attkisson, Carter & Company, a greater than 5% beneficial owner of the Company, 20,307 shares of our common stock as a 7% finder's fee. There was no brokerage fee in connection with the sale of PCC.