Form 10QSB
period 2003-03-31
EBANK FINANCIAL SERVICES INC
filed 2003-05-15
CIK 1050725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

(Mark  One)

 X      QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
---
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2003
                                       --------------

        TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
---
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____________ to _____________

                          Commission File No. 000-24043


                         ebank Financial Services, Inc.
                         ------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Georgia                                     58-2349097
            -------                                     ----------
     (State of Incorporation)              (I.R.S. Employer Identification No.)


            2410 Paces Ferry Road, Suite 190, Atlanta, Georgia 30339
            --------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 863-9225
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. :
Yes  X      No
    ---         ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     2,060,639 shares of common stock, par value $.01 per share, were issued and outstanding as of May 9, 2003.

     Transitional Small Business Disclosure Format:   Yes   No  X
                                                               ---

                                        EBANK FINANCIAL SERVICES, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   ASSETS

                                                                         March 31,     December 31,
                                                                           2003            2002
                                                                       -------------  --------------
                                                                        (Unaudited)      (Audited)
Cash and due from banks                                                $    610,785   $     891,528
Interest-bearing deposits in banks                                        2,285,785         627,912
Federal funds sold                                                        1,605,000       5,114,000
                                                                       -------------  --------------
     Cash and cash equivalents                                            4,501,570       6,633,440
Securities held-to-maturity, fair value $14,076,355 and $13,681,193      14,040,239      13,638,045
Other securities                                                            510,000         510,000
Mortgage loans held for sale                                                      -       7,820,139
Loans, net of allowance for loan losses of $871,360 and
   $963,301, respectively                                                75,688,035      69,561,583
Premises and equipment, net                                                 608,686         630,627
Accrued interest receivable and other assets                              1,926,481       2,623,476
                                                                       -------------  --------------
     Total assets                                                      $ 97,275,011   $ 101,417,310
                                                                       =============  ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                               $ 80,762,343   $  84,578,187
Other borrowings                                                          9,250,000       9,280,053
Accrued interest payable and other liabilities                              418,497       1,028,850
                                                                       -------------  --------------
     Total liabilities                                                   90,430,840      94,887,090
                                                                       -------------  --------------

Shareholders' Equity:
Series A preferred stock, $.01 par value, 8% cumulative, convertible into one share of common stock; 10,000,000 shares authorized;
    2,410,000 issued and outstanding; accumulated undeclared
    dividends of $40,937 and $404,088   (liquidation preference of
    $6,025,000)                                                              24,100          24,100
Common stock, $.01 par value, 10,000,000 shares authorized,
    2,060,639 and 1,728,223 shares issued and outstanding                    20,607          17,282
Capital surplus                                                          19,173,149      19,176,474
Accumulated deficit                                                     (12,283,685)    (12,597,636)
Accumulated other comprehensive loss                                        (90,000)        (90,000)
                                                                       -------------  --------------
      Total shareholders' equity                                          6,844,171       6,530,220
                                                                       -------------  --------------

      Total liabilities and shareholders' equity                       $ 97,275,011   $ 101,417,310
                                                                       =============  ==============


The accompanying notes are an integral part of these condensed consolidated financial statements

                                EBANK FINANCIAL SERVICES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                                   For the three months ended
                                                                   --------------------------
                                                                             March 31,
                                                                             ---------
                                                                       2003           2002
                                                                  ---------------  -----------
Interest income:
  Loans, including fees . . . . . . . . . . . . . . . . . . . .   $    1,298,683   $1,426,400
  Interest-bearing deposits . . . . . . . . . . . . . . . . . .            2,998          727
  Investment securities:
     U.S. Government agencies and
     corporations. . . . . . . . . . . . . . . . . . . . . . . .         210,359      197,745
  Other investments. . . . . . . . . . . . . . . . . . . . . . .           5,629        7,031
  Federal funds sold . . . . . . . . . . . . . . . . . . . . . .          20,382        6,713
                                                                  ---------------  -----------
         Total interest income . . . . . . . . . . . . . . . . .       1,538,051    1,638,616
                                                                  ---------------  -----------

Interest expense:
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .         533,065      662,447
  Other borrowings . . . . . . . . . . . . . . . . . . . . . . .          84,520       88,287
                                                                  ---------------  -----------
         Total interest expense. . . . . . . . . . . . . . . . .         617,585      750,734
                                                                  ---------------  -----------

Net interest income  . . . . . . . . . . . . . . . . . . . . . .         920,466      887,882
Provision for loan losses  . . . . . . . . . . . . . . . . . . .         103,000      108,719
                                                                  ---------------  -----------
Interest income after provision
  for loan losses. . . . . . . . . . . . . . . . . . . . . . . .         817,466      779,163
                                                                  ---------------  -----------

Other income:
  Deposit fees . . . . . . . . . . . . . . . . . . . . . . . . .          23,369       27,981
  Gain on sale of loans held for sale (Maryland production). . .         753,813            -
  Gain on sale of loans held for sale (Georgia production) . . .           5,861            -
  Loss on sales of securities available-for-sale . . . . . . . .          (2,856)           -
  Miscellaneous fees . . . . . . . . . . . . . . . . . . . . . .           8,286          234
  Brokerage fee income from Peachtree Capital Corporation  . . .               -      198,499
                                                                  ---------------  -----------
         Total other income. . . . . . . . . . . . . . . . . . .         788,473      226,714
                                                                  ---------------  -----------

Other expense:
  Salaries and other compensation. . . . . . . . . . . . . . . .         887,978      543,362
  Employee benefits. . . . . . . . . . . . . . . . . . . . . . .          97,725       82,555
  Net occupancy and equipment expense. . . . . . . . . . . . . .         174,337      352,637
  Professional and other outside services. . . . . . . . . . . .          20,203       79,777
  Other expense. . . . . . . . . . . . . . . . . . . . . . . . .         111,745       95,726
                                                                  ---------------  -----------
        Total other expenses . . . . . . . . . . . . . . . . . .       1,291,988    1,154,057
                                                                  ---------------  -----------

        Net earnings (loss) . . . . . . . . . . . . . . . . . .   $      313,951   $ (148,180)
                                                                  ===============  ===========
Basic earnings (loss) per common share. . . . . . . . . . . . .   $          .11   $     (.17)
Diluted earnings (loss) per common share. . . . . . . . . . . .   $          .08   $     (.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EBANK FINANCIAL SERVICES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                       For the three months ended
                                       --------------------------
                                                March 31,
                                                --------
                                            2003          2002
                                       --------------  -----------
Net earnings (loss)                    $      313,951  $ (148,180)
Other comprehensive loss:
    Unrealized loss on securities
    available for sale                              -           -
                                       --------------  -----------
Comprehensive income (loss)            $      313,951  $ (148,180)
                                       ==============  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  EBANK FINANCIAL SERVICES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                       For the three months ended
                                                                      ---------------------------
                                                                               March 31,
                                                                               ---------
                                                                           2003          2002
                                                                      --------------  -----------
Cash flows from operating activities:
    Net earnings (loss)                                               $     313,951   $ (148,180)
    Adjustments to reconcile net earnings (loss)
        to net cash provided (used) in operating activities:
        Net accretion of investment securities                               20,171          423
        Depreciation expense                                                 47,629      175,237
        Provision for loan losses                                           103,000      108,719
        Loss on sale of securities available-for-sale                         2,856            -
        Decrease in mortgage loans held for sale                          7,820,139            -
        Change in deferred loan fees and costs                             (230,274)      (1,674)
        Change  in other assets                                             199,710     (119,036)
        Change in accrued interest receivable                               (60,465)    (162,032)
        Change in accrued interest payable                                  (13,133)     (20,103)
        Change in other liabilities                                        (597,220)     (91,099)
                                                                      --------------  -----------
               Net cash provided (used) in operating activities           7,606,364     (257,745)
                                                                      --------------  -----------

Cash flows from investing activities:
    Purchase of securities held-to-maturity                              (8,030,270)           -
    Maturities of securities held-to-maturity                             7,607,905            -
    Purchase of securities available-for-sale                              (707,389)           -
    Proceeds from sale of securities available-for-sale                     704,533            -
    Loans (originated) repaid, net of principal repayments               (5,999,178)     535,105
    Proceeds from sale of Peachtree Capital Corporation                     578,000            -
    Purchases of premises and equipment                                     (25,688)           -
                                                                      --------------  -----------
               Net cash (used) provided by investing activities          (5,872,087)     535,105
                                                                      --------------  -----------

Cash flows from financing activities:
    Net decrease in deposits                                             (3,815,844)    (702,079)
    Repayments on other borrowings                                          (30,053)     (19,798)
    Cash dividend paid on preferred stock                                   (20,250)           -
    Net proceeds from the sale of preferred stock                                 -      100,000
                                                                      --------------  -----------
               Net cash used by financing activities                     (3,866,147)    (621,877)
                                                                      --------------  -----------

Net decrease in cash and cash equivalents                                (2,131,870)    (344,517)
Cash and cash equivalents:
    Beginning of period                                                   6,633,440    4,305,435
                                                                      --------------  -----------
    End of period                                                     $   4,501,570   $3,960,918
                                                                      ==============  ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EBANK FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

     ebank Financial Services, Inc. (the "Company") provides a full range of banking and bank-related services to individual and corporate customers through its wholly owned bank subsidiary, ebank, located in north Atlanta, Georgia. ebank Financial Services, Inc. and its subsidiary are subject to intense competition for all banking services, including Internet banking, from other financial institutions and nonbank financial service companies.

     ebank Financial Services, Inc. was incorporated under the laws of the State of Georgia on August 22, 1997 to operate as a unitary thrift holding company under the supervision of the Office of Thrift Supervision. ebank began as a general banking business on August 17, 1998, as a wholly owned subsidiary of the company. The consolidated financial statements include the accounts of the Company and ebank. All significant intercompany accounts and transactions have been eliminated in consolidation.

                         SIGNIFICANT ACCOUNTING POLICIES

     The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. Many of the Company's accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company's significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company's 2002 annual report to shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.

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

                            STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in the quarters ended March 31, 2003 and March 31, 2002 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net earnings and loss and basic and diluted earnings and loss per common share.

                                                              For the three months ended
                                                                       March 31,
                                                             -----------------------------
                                                                   2003         2002
                                                             -------------  --------------
Net earnings (loss) attributable to common  As reported      $    195,102   $    (263,758)
stockholders                                Effect of stock
                                            options grants        (35,784)        (36,128)
                                                             -------------  --------------
                                            Pro forma        $    159,318   $    (299,886)
                                                             =============  ==============
Basic earnings (loss) per share             As reported      $        .11   $        (.17)
                                            Pro forma        $        .09   $        (.20)
Diluted earnings (loss) per share           As reported      $        .08   $        (.17)
                                            Pro forma        $        .07   $        (.20)

NOTE 2 - EARNINGS (LOSS) PER COMMON SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings (loss) per common share.


                                                               For the three months ended
                                                                      March 31,
                                                              ---------------------------
                                                                 2003           2002
                                                              -----------  --------------
Basic Earnings (Loss) Per Common Share:
    Weighted average common shares outstanding                 1,754,078       1,523,210
                                                              ===========  ==============
    Net earnings (loss)                                       $  313,951   $    (148,180)
    Preferred stock dividend                                    (118,849)       (115,578)
                                                              -----------  --------------
    Net earnings (loss) attributable to common stockholders   $  195,102   $    (263,758)
                                                              ===========  ==============

    Basic earnings (loss) per common share                    $      .11   $        (.17)
                                                              ===========  ==============

Diluted Earnings (Loss) Per Common Share:
    Weighted average common shares outstanding                 1,754,078       1,523,210
    Net effect of the assumed exercise of stock
        options and warrants based on the treasury stock
        method using average market prices for the year                -               -
    Net effect of convertible preferred stock                  2,410,000               -
                                                              -----------  --------------
    Total weighted average common shares and
        common stock equivalents outstanding                   4,164,078       1,523,210

Net earnings (loss) attributable to common stockholders       $  195,102   $    (263,758)
Adjustment assuming all preferred stock converted to
    common stock at beginning of period                          118,849              N/A
                                                              -----------  --------------
Adjusted earnings (loss) attributable to common
    stockholders                                              $  313,951   $    (263,758)
                                                              ===========  ==============
Diluted earnings (loss) per common share                      $      .08   $        (.17)
                                                              ===========  ==============


NOTE 3 - ISSUANCE OF COMMON STOCK

     The Company is obligated to pay cumulative dividends at a rate of 8% on the outstanding shares of Series A cumulative convertible preferred stock. The dividends on each share accrue from the date of purchase, whether or not declared. At the Company's option, the Company may pay these dividends in cash or in additional shares of its common stock. The Company anticipates that it will pay these dividends in additional shares of common stock. On February 24, 2003, the Company's board of directors declared a dividend accrued on its Series A preferred stock through February 28, 2003. The common stock dividend was paid on March 25, 2003 to Series A preferred stock shareholders of record on February 28, 2003. The dividend, which was based on the closing price of the Company's common stock on the record date, resulted in the issuance of 332,416 shares of common stock.

NOTE 4 - SUBSEQUENT EVENTS

     The Company entered into a stock purchase agreement dated as of February 26, 2003 (the "Stock Purchase Agreement") pursuant to which the Company agreed, subject to the fulfillment of certain conditions described below, to sell 1,200,000 shares of the Company's common stock in a private placement for an aggregate consideration of $1,080,000 to Marshall Investments, L.P., a Georgia limited partnership in which Michael P. Marshall, Sr. is the general partner ("New Investor"). Pursuant to the Stock Purchase Agreement, the Company also agreed (subject to completion of the underlying stock purchase) to grant an option to New Investor that would permit New Investor to maintain ownership of up to 20% of the Company's issued and outstanding common stock, which right expires July 1, 2006, subject to potential extension in conjunction with the term of any new options, warrants or rights to purchase common stock issued by the Company prior to July 1, 2006. The exercise price per share will be equal to the lesser of: (i) the book value per share as reported in the Company's most recently filed Form 10-KSB prior to the date of exercise adjusted to reflect the results of the transactions contemplated by the Stock Purchase Agreement; provided, however, the exercise price per share calculated pursuant to this
--------   -------
clause (i) will never be less than 85% of the average daily closing price of the Company's common stock for the 20 trading days immediately prior to the date of any exercise of the option; or (ii) the most recent per share price of any sale by the Company of the Company's capital stock that occurs subsequent to the closing of the Stock Purchase Agreement (other than sales of stock pursuant to (A) the exercise of any warrants outstanding on February 26, 2003, (B) the exercise of any repriced warrants issued to holders of warrants issued as part of the units consisting of warrants and shares of 8% Series A cumulative convertible preferred stock which the Company sold in connection with the private offerings of such units, (C) the exercise of any repriced warrants the Company issued to the placement agent and certain of its employees in connection with such private offerings as partial consideration for serving as placement agent, or (D) the Company's 1998 Stock Incentive Plan, as such plan may be amended from time to time). The exercise price for the option will also be adjusted in the event of any recapitalization such as a stock split or stock dividend.

     The obligation of New Investor to complete the purchase of shares under the Stock Purchase Agreement is conditioned upon, among other things, all of the outstanding shares of the 8% Series A cumulative convertible preferred stock being retired and cancelled, unless that condition is waived by New Investor. In addition, New Investor will be required to make a filing with the Office of Thrift Supervision, the Company's subsidiary bank's primary regulator. The Company is not obligated to close the transaction contemplated by the Stock Purchase Agreement if less than 80% of the outstanding shares of the 8% Series A cumulative convertible preferred stock are retired and cancelled. The Stock Purchase Agreement may be terminated by either party if, through no fault of the terminating party, the closing of such transaction has not occurred on or before June 26, 2003. We agreed to pay Attkisson, Carter & Company, a registered broker-dealer, a fee equal to 2.5% of the total dollar amount invested by New Investor, e.g., $27,000, if the transaction contemplated by the Stock Purchase Agreement closes.

     Simultaneously with the filing of this Form 10-QSB, the Company is commencing an exchange offer in the form of a private placement to the holders of all outstanding shares of 8% Series A cumulative convertible preferred stock, pursuant to which the Company is offering (A) to exchange all of such shares for shares of common stock (on a one share for one share basis, as per the existing conversion feature) and (B) in connection therewith, to exchange all of such holders' warrants to purchase common stock issued with the 8% Series A cumulative convertible preferred stock as part of their original investment "capital units," for new warrants to purchase common stock with a lower exercise price of $1.75 per share and a new term of three years from the effective date of the exchange. The Company also intends to pay (in shares of the Company's common stock) the dividend accrued through May 31, 2003 on all shares of 8% Series A cumulative convertible preferred stock tendered in the exchange offer. The Company intends to accept all shares of 8% Series A cumulative convertible preferred stock tendered for exchange/conversion pursuant to the terms of this offer, and the Company intends to close the exchange offer with respect to all of such shares regardless of the number of shares actually tendered and regardless of whether or not the Company consummates the transaction described above with the New Investor.

NOTE  5  -  CONTINGENCY

     In May 2003, Thacker & Loucks, Inc., d/b/a Thacker & Loucks Financial Services, a Georgia corporation ("Thacker"), filed an action against the holding company in the State Court of Fulton County alleging a breach of contract by the holding company. The breach of contract alleged by Thacker relates to a Servicing Representative Agreement dated as of August 3, 2001 (the "Agreement") by and between ebank, the holding company's subsidiary, and Thacker. Under the Agreement, Thacker agreed to contact and solicit certain dealers desiring to discount conditional sales contracts, retail installment sales contracts, deeds of trust, mortgages, security agreements, notes and other choses in action. Under the Agreement, ebank agreed to discount from time to time an indeterminate number of such contracts which met certain underwriting criteria. Pursuant to the terms of the Agreement, in February ebank provided Thacker with written notice of ebank's intention to terminate the Agreement after the expiration of a 180- day notice period.

     The complaint filed by Thacker alleges that we failed to approve loans which met or exceeded the underwriting criteria and failed to communicate with Thacker. The complaint filed by Thacker seeks contractual damages in the amount of $3,500,000, plus reasonable attorney's fees and costs of the litigation.

     We believe that we have abided by all applicable terms of the Agreement, including those terms related to continuing performance during the notice period prior to termination, and that the claim asserted by Thacker is without merit. We intend to vigorously defend this lawsuit.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E the Securities Exchange Act of 1934. These statements may relate to, among others, our future financial position, business prospects and strategy, projected costs and plans and objectives for future operations, growth and liquidity. Forward-looking statements generally can be identified by the use of words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," "estimate," "project," or "continue" or words of similar meaning. These statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from our historical results or from those anticipated or implied as of the date of this Report. Some of the factors that could cause such a variance are:

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

General
-------

     ebank Financial Services, Inc., formerly known as ebank.com, Inc., a Georgia corporation, is the holding company for ebank, a federal savings bank.

     Effective January 2, 2002, we acquired all of the outstanding shares of Peachtree Capital Corporation, a Georgia corporation based in Atlanta which provides financial planning and securities brokerage services. Accordingly, Peachtree Capital Corporation was operated as a wholly owned subsidiary of the company during most of the first quarter of fiscal 2002 and its results are included in our reported results of operations for such period. Subsequently, we entered into a definitive agreement, effective as of December 31, 2002, for the sale of all of the outstanding capital stock of Peachtree Capital Corporation to Caroline O. and Steven Harless in exchange for (1) 76,792 previously issued shares of our Series B-1 convertible preferred stock valued at $225,000; (2) 76,792 previously issued shares of our Series B-2 convertible preferred stock valued at $225,000; and (3) a cash payment of $578,000. Therefore, our results of operations for the quarter ended March 31, 2003 do not include the operations of Peachtree Capital Corporation.

     On September 27, 2002, we announced that our subsidiary, ebank, would establish a loan production office in Columbia, Maryland on October 1, 2002. The function of the loan production office was to originate home mortgages and home equity loans and sell them in the secondary market. Although the Columbia office was established on October 1, 2002 as planned, we decided to discontinue operations on November 30, 2002, after consultations with the Office of Thrift Supervision, the bank's primary regulator. Our results for the first quarter of fiscal 2003 include the proceeds from the sale of all loans generated by the Maryland operation, and we will not realize any additional income from this operation in future periods.

     Effective January 1, 2003, the holding company's name was changed to ebank Financial Services, Inc. We provide banking and other financial services to small business and retail customers through our offices in Atlanta, Georgia and via the Internet. We have revised our business strategy to emphasize our traditional banking business and to develop cost-effective strategies utilizing the Internet as one of our delivery channels. We provide a broad array of financial products and services to our small business and retail customers, including checking accounts, money markets, CDs, ATM cards, home equity loans, mortgage loans, commercial loans, credit cards, and bill payment services.

Financial Condition
-------------------

     Total consolidated assets decreased by $4,142,299 to $97,275,011 during the three-month period ended March 31, 2003. The decrease in assets was primarily related to decreases in mortgage loans held-for-sale and Federal funds sold of approximately $7.8 million and $3.5 million, respectively, offset by increases in net loans and interest-bearing deposits in banks of approximately $6.1 million and $1.7 million, respectively. The increase in net loans was primarily attributable to an increase of approximately $6.9 million in individual real estate loans offset by a reduction of approximately $1.1 million in commercial mortgage loans. This change in loan portfolio mix reflects management's continued efforts to diversify the loan portfolio by decreasing its reliance on commercial and commercial real estate loans.

     Total consolidated liabilities decreased by $4,456,250 to $90,430,840 during the three-month period ended March 31, 2003. The decrease in liabilities is primarily related to a $3.8 million decrease in deposits, including declines in money market (including NOW accounts) and certificate of deposits of $3.1 million and $0.7 million, respectively, during the three-month period ended March 31, 2003.

Results  of Operations - Three months ended March 31, 2003 compared to the three
----------------------
months  ended  March  31,  2002:

     Net earnings for the three months ended March 31, 2003 was $313,951, or $195,102 after taking into account $118,849 in dividends on preferred stock, compared with a net loss of $148,180, or $263,758 after taking into account $115,578 in dividends on preferred stock, for the three months ended March 31, 2002. Net interest income, before provision for loan losses, for the three-month period ending March 31, 2003 totaled $920,466, compared to net interest income, before provision for loan losses, of $887,882 for the three-month period ending March 31, 2002. During the period ended March 31, 2003, net interest income of $51,452 was generated from loans held for sale by our former Maryland loan production office.

     Other income earned for the three months ended March 31, 2003 and 2002 was $791,329 and $226,714, respectively. Included in other income for the three months ended March 31, 2003 was $753,813 generated by the Maryland loan production office. The income from the Maryland loan production office consisted of gains on loans sold to investors in the secondary market. We will not realize any additional income from the Maryland operation. Included in other income for the three months ended March 31, 2002 was $198,499 generated by Peachtree Capital Corporation.

     Operating expenses for the three-month period ending March 31, 2003 and 2002 totaled $1,294,844 and $1,154,057, respectively. Operating expenses for the current year include expenses associated with the Maryland loan production office and operating expenses for the prior year include expenses associated with Peachtree Capital Corporation. Operating expenses associated with the Maryland loan production office for the three-month period ending March 31, 2003 totaled $359,293, consisting primarily of incentive compensation and other benefits. Operating expenses associated with Peachtree Capital Corporation for the three-month period ending March 31, 2002 totaled $144,270. After adjusting for operating expenses incurred in connection with the Maryland loan production office in 2003 and operating expenses for Peachtree Capital Corporation in 2002, total operating expenses for continuing operations declined approximately $74,000 for the three-month period ending March 31, 2003 as compared to the prior year period.

Allowance  for  Loan  Losses
----------------------------

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

     We attempt to maintain the allowance at a level that will be adequate to provide for probable losses in our loan portfolio. To maintain the allowance at an adequate level, we periodically make additions to the allowance by charging an expense to the provision for loan losses on our statement of operations. We evaluate the allowance for loan losses on an overall portfolio basis, as well as allocating the allowance to loan categories. We consider a number of factors in determining the level of this allowance, including our total amount of outstanding loans, our amount of past due loans, our historic loan loss experience, general economic conditions, and our assessment of potential losses. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

     As of March 31, 2003 and December 31, 2002, the allowance was $871,360 and $963,301, respectively. The allowance for loan losses, as a percentage of total gross loans, was 1.14% as of March 31, 2003, compared to 1.37% as of December 31, 2002. As of March 31, 2003, we had ten loans past due greater than 60 days totaling $1,825,000. There were three loans charged-off for the three-month period ended March 31, 2003 totaling $194,941.

Average Balances, Income and Expense, and Rates
-----------------------------------------------

     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2003:

      Interest-                           Interest
  Earning Assets/             Average      Income/    Yield/
Bearing Liabilities           Balance       Cost      Cost
--------------------------  -----------  ----------  -------
Federal funds sold          $ 7,034,384  $   20,382    1.18%
Interest-bearing deposits       813,549       2,998    1.49%
Investment securities        14,960,126     215,988    5.86%
Loans                        74,382,028   1,298,683    7.08%
                            -----------  ----------  -------
      Total                 $97,190,086  $1,538,051    6.42%
                            ===========  ==========  =======

Deposits                     78,163,909     533,065    2.77%
Other borrowings              9,255,202      84,520    3.70%
                            -----------  ----------  -------
      Total                 $87,419,111  $  617,585    2.87%
                            ===========  ==========  =======

Net interest income/spread               $  920,466    3.55%
                                         ==========  =======
Net interest margin                                    3.84%
                                                     =======

     The net interest margin for the first quarter of 2003 decreased to 3.84% as compared to 3.90% for the first quarter of 2002. Net interest margin decreased to 3.84% during the first quarter of 2003 from 4.30% for the full 2002 year.

Liquidity and Sources of Capital
--------------------------------

     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The March 31, 2003 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $4.5 million, or 4.63% of total assets. Additionally, our ability to maintain and expand our deposit base and borrowing capabilities are a source of liquidity. For the three-month period ended March 31, 2003, total deposits decreased from $84.6 million to $80.8 million, representing a decrease of 4.51%. We will increase deposits as required to fund new loan growth. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations.

     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank's primary regulator.

                                        Bank       Minimum
                                       Capital    Regulatory
                                        Ratio    Requirement
                                       -------  ------------
Capital ratios at March 31, 2003
    Tier 1 capital                      9.09%          4.0%
    Tier 2 capital                      1.09%
                                       -------
      Total risk-based capital ratio   10.18%          8.0%
                                       =======
    Leverage ratio                      6.93%          4.0%


     The Office of Thrift Supervision has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

     We believe that, as of March 31, 2003, we meet all capital requirements to which we are subject.

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

     The table below shows the interest rate sensitivity of our assets and liabilities as of March 31, 2003:


                                               After three
                                      Within    but within   After one    After
                                       three     twelve     but within    five
                                       months    months     five years    years     Total
                                      --------  ---------  ------------  --------  --------
                                                     (Dollars in Thousands)
Interest-earning assets:
    Interest-earning deposits         $ 2,286   $      -   $         -   $     -   $ 2,286
    Loans                              35,006      4,267        12,973    24,414    76,659
    Investment securities                 450          -             -    14,040    14,490
    Federal funds sold                  1,605          -             -         -     1,605
                                      --------  ---------  ------------  --------  --------
Total earning assets                   39,347      4,267        12,973    38,454    95,040
                                      --------  ---------  ------------  --------  --------

Interest-bearing liabilities:
    Money market and NOW               21,803          -             -         -    21,803
    Savings deposits                      502          -             -         -       502
    Time deposits                       8,347     24,797        20,465         -    53,609
    Other liabilities                       -      5,250             -     4,000     9,250
                                      --------  ---------  ------------  --------  --------
Total interest-bearing liabilities     30,652     30,047        20,465     4,000    85,165
                                      --------  ---------  ------------  --------  --------

Interest-sensitivity gap              $ 8,694   $(25,780)  $    (7,492)  $34,454   $ 9,876
                                      ========  =========  ============  ========  ========
Cumulative interest-sensitivity gap   $ 8,694   $(17,086)  $   (24,578)  $ 9,876   $ 9,876
                                      ========  =========  ============  ========  ========

Ratio of interest-sensitivity gap to
    total earning assets                 9.15%    -27.13%        -7.88%    36.25%    10.39%


Ratio of cumulative interest-
    sensitivity gap to total earning
    assets                               9.15%    -17.98%       -25.86%    10.39%

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

Loan Portfolio
--------------

     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $74,382,028 for the three-month period ended March 31, 2003. Total gross loans outstanding at March 31, 2003 were $76,659,104.

     The following table summarizes the composition of the loan portfolio at March 31, 2003:

                                                              Percent
                                           Amount            of total
                                        ------------        ---------
Commercial                              $13,386,063            17.46%
Real estate - individual                 37,420,985            48.82%
Real estate - commercial                 19,609,054            25.58%
Installment loans to individuals          6,243,002             8.14%
                                        ------------        ---------
Gross loans                              76,659,104           100.00%
                                                            =========
Less:  Net deferred loan fees               (99,709)
       Allowance for loan loss             (871,360)
                                        ------------
Total net loans                         $75,688,035
                                        ============

     The principal components of our loan portfolio at March 31, 2003 were mortgage loans and commercial loans, which represented approximately 92% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Regulatory Matters
------------------

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In May 2003, Thacker & Loucks, Inc., d/b/a Thacker & Loucks Financial Services, a Georgia corporation ("Thacker"), filed an action against the holding company in the State Court of Fulton County alleging a breach of contract by the holding company. The breach of contract alleged by Thacker relates to a Servicing Representative Agreement dated as of August 3, 2001 (the "Agreement") by and between ebank, the holding company's subsidiary, and Thacker. Under the Agreement, Thacker agreed to contact and solicit certain dealers desiring to discount conditional sales contracts, retail installment sales contracts, deeds of trust, mortgages, security agreements, notes and other choses in action. Under the Agreement, ebank agreed to discount from time to time an indeterminate number of such contracts which met certain underwriting criteria. Pursuant to the terms of the Agreement, in February ebank provided Thacker with written notice of ebank's intention to terminate the Agreement after the expiration of a 180- day notice period.

     The complaint filed by Thacker alleges that we failed to approve loans which met or exceeded the underwriting criteria and failed to communicate with Thacker. The complaint filed by Thacker seeks contractual damages in the amount of Three Million Five Hundred Thousand Dollars, plus reasonable attorney's fees and costs of the litigation.

     We believe that we have abided by all applicable terms of the Agreement, including those terms related to continuing performance during the notice period prior to termination, and that the claim asserted by Thacker is without merit. We intend to vigorously defend this lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     We entered into a stock purchase agreement dated as of February 26, 2003 (the "Stock Purchase Agreement") pursuant to which we agreed, subject to the fulfillment of certain conditions described below, to sell 1,200,000 shares of our common stock in a private placement for an aggregate consideration of $1,080,000 to Marshall Investments, L.P., a Georgia limited partnership in which Michael P. Marshall, Sr. is the general partner ("New Investor"). Pursuant to the Stock Purchase Agreement, we also agreed (subject to completion of the underlying stock purchase) to grant an option to New Investor that would permit New Investor to maintain ownership of up to 20% of our issued and outstanding common stock, which right expires July 1, 2006, subject to potential extension in conjunction with the term of any new options, warrants or rights to purchase common stock issued by us prior to July 1, 2006. The exercise price per share will be equal to the lesser of: (i) the book value per share as reported in our most recently filed Form 10-KSB prior to the date of exercise adjusted to reflect the results of the transactions contemplated by the Stock Purchase Agreement; provided, however, the exercise price per share calculated pursuant
            --------   -------
to this clause (i) will never be less than 85% of the average daily closing price of our common stock for the 20 trading days immediately prior to the date of any exercise of the option; or (ii) the most recent per share price of any sale by the company of our capital stock that occurs subsequent to the closing of the Stock Purchase Agreement (other than sales of stock pursuant to (A) the exercise of any warrants outstanding on February 26, 2003, (B) the exercise of any repriced warrants issued to holders of warrants issued as part of the units consisting of warrants and shares of 8% Series A cumulative convertible preferred stock which we sold in connection with the private offerings of such units, (C) the exercise of any repriced warrants we issued to the placement agent and certain of its employees in connection with such private offerings as partial consideration for serving as placement agent, or (D) our 1998 Stock Incentive Plan, as such plan may be amended from time to time). The exercise price for the option will also be adjusted in the event of any recapitalization such as a stock split or stock dividend.

     The obligation of New Investor to complete the purchase of shares under the Stock Purchase Agreement is conditioned upon, among other things, all of the outstanding shares of the 8% Series A cumulative convertible preferred stock being retired and cancelled, unless that condition is waived by New Investor. In addition, New Investor will be required to make a filing with the Office of Thrift Supervision, our subsidiary bank's primary regulator. We are not obligated to close the transaction contemplated by the Stock Purchase Agreement if less than 80% of the outstanding shares of the 8% Series A cumulative convertible preferred stock are retired and cancelled. The Stock Purchase Agreement may be terminated by either party if, through no fault of the terminating party, the closing of such transaction has not occurred on or before June 26, 2003. We agreed to pay Attkisson, Carter & Company, a registered broker-dealer, a fee equal to 2.5% of the total dollar amount invested by New Investor, e.g., $27,000, if the transaction contemplated by the Stock Purchase Agreement closes.

     Simultaneously with the filing of this Form 10-QSB, we are commencing an exchange offer in the form of a private placement to the holders of all outstanding shares of 8% Series A cumulative convertible preferred stock, pursuant to which we are offering (A) to exchange all of such shares for shares of common stock (on a one share for one share basis, as per the existing conversion feature) and (B) in connection therewith, to exchange all of such holders' warrants to purchase common stock issued with the 8% Series A cumulative convertible preferred stock as part of their original investment "capital units," for new warrants to purchase common stock with a lower exercise price of $1.75 per share and a new term of three years from the effective date of the exchange. We also intend to pay (in shares of our common stock) the dividend accrued through May 31, 2003 on all shares of 8% Series A cumulative convertible preferred stock tendered in the exchange offer. We intend to accept all shares of 8% Series A cumulative convertible preferred stock tendered for exchange/conversion pursuant to the terms of this offer, and we intend to close the exchange offer with respect to all of such shares regardless of the number of shares actually tendered and regardless of whether or not we consummate the transaction described above with the New Investor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     10.1 Stock Purchase Agreement by and between ebank Financial Services, Inc. and Marshall Investments, L.P., dated February 26, 2003.

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K -- The following reports were filed on Form 8-K for the period ended March 31, 2003:

     1. Form 8-K filed with the SEC on January 9, 2003, reporting the change in the Company's name and the dismissal of certain litigation in which the Company was involved.

     2. Form 8-K filed with the SEC on January 10, 2003, reporting the sale of the Company's wholly owned subsidiary, Peachtree Capital Corporation.

     3. Form 8-K filed with the SEC on March 7, 2003, reporting the declaration of a dividend on the Company's 8% Series A cumulative convertible preferred stock.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ebank Financial Services, Inc.



Date: May 15, 2003                    By:  /s/ James L. Box
                                           -------------------------------------
                                           James L. Box
                                           President and Chief Executive Officer

                                      By:  /s/ Wayne W. Byers
                                           -------------------------------------
                                           Wayne W. Byers
                                           Chief Financial Officer

                                 CERTIFICATIONS

     I, James L. Box, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of ebank Financial Services, Inc.;

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

Date: May 15, 2003
      ------------

                         By: /s/ James L. Box
                             ---------------------------------------------------
                             James L. Box, President and Chief Executive Officer

I, Wayne W. Byers, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of ebank Financial Services, Inc.;

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

Date: May 15, 2003
      ------------

                                  By: /s/ Wayne W. Byers
                                      ----------------------------------------
                                      Wayne W. Byers, Chief Financial Officer