Form 10QSB
period 2003-06-30
EBANK FINANCIAL SERVICES INC
filed 2003-08-14
CIK 1050725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

(Mark One)

 X     QUARTERLY  REPORT  UNDER  SECTION  13 or 15(d) OF THE
---
       SECURITIES  EXCHANGE  ACT  OF  1934
       For  the  quarterly  period  ended  June 30, 2003
                                           -------------

       TRANSITION  REPORT  UNDER  SECTION  13  or  15(d)  OF  THE
---
       SECURITIES  EXCHANGE  ACT  OF  1934
       For the transition period  from  _______________  to  ________________

                          Commission File No. 000-24043


                         ebank Financial Services, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


            Georgia                                  58-2349097
            -------                                  ----------
   (State of Incorporation)              (I.R.S. Employer Identification No.)


            2410 Paces Ferry Road, Suite 190, Atlanta, Georgia 30339
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (770) 863-9225
                                ---------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                ---------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.: Yes X No
                                                                       ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     2,060,639 shares of common stock, par value $.01 per share, were issued and outstanding as of August 6, 2003.

     Transitional  Small  Business  Disclosure  Format:  Yes      No X
                                                            ---     ---

                                   EBANK FINANCIAL SERVICES, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                               ASSETS
                                                                         June 30,      December 31,
                                                                           2003           2002
                                                                       -------------  -------------
                                                                        (Unaudited)     (Audited)
Cash and due from banks                                                $  1,487,520   $    891,528
Interest-bearing deposits in banks                                        1,169,169        627,912
Federal funds sold                                                        9,425,000      5,114,000
                                                                       -------------  -------------
      Cash and cash equivalents                                          12,081,689      6,633,440
Securities available for sale                                            11,636,644              -
Securities held-to-maturity, fair value $13,681,193                               -     13,638,045
Other securities                                                            600,000        510,000
Mortgage loans held for sale                                                      -      7,820,139
Loans, net of allowance for loan losses of $1,458,188 and
    $963,301, respectively                                               81,635,305     69,561,583
Premises and equipment, net                                                 563,526        630,627
Accrued interest receivable and other assets                              1,839,969      2,623,476
                                                                       -------------  -------------
      Total assets                                                     $108,357,133   $101,417,310
                                                                       =============  =============

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                               $ 92,196,609   $ 84,578,187
Other borrowings                                                          9,250,000      9,280,053
Accrued interest payable and other liabilities                              281,649      1,028,850
                                                                       -------------  -------------
      Total liabilities                                                 101,728,258     94,887,090
                                                                       -------------  -------------

Shareholders' Equity:
Series A preferred stock, $.01 par value, 8% cumulative, convertible into one share of common stock; 10,000,000 shares authorized;
    2,410,000 issued and outstanding; accumulated undeclared
    dividends of $161,107 and $404,088   (liquidation preference of
    $6,025,000)                                                              24,100         24,100
Common stock, $.01 par value, 10,000,000 shares authorized,
    2,060,639 and 1,728,223 shares issued and outstanding                    20,607         17,282
Capital surplus                                                          19,173,149     19,176,474
Accumulated deficit                                                     (12,640,314)   (12,597,636)
Accumulated other comprehensive gain (loss)                                  51,333        (90,000)
                                                                       -------------  -------------
      Total shareholders' equity                                          6,628,875      6,530,220
                                                                       -------------  -------------

      Total liabilities and shareholders' equity                       $108,357,133   $101,417,310
                                                                       =============  =============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                                       EBANK FINANCIAL SERVICES, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                                (UNAUDITED)

                                                For the three months ended      For the six months ended
                                                ---------------------------  ------------------------------
                                                          June 30,                      June 30,
                                                ---------------------------  ------------------------------
Interest income:                                     2003          2002           2003            2002
                                                --------------  -----------  ---------------  -------------
      Loans, including fees. . . . . . . . . .  $   1,337,379   $1,373,412   $    2,636,063   $  2,799,812
      Interest-bearing deposits. . . . . . . .          1,898        1,435            4,896          2,272
      Investment securities. . . . . . . . . .        225,820      202,189          436,178        399,934
      Other investments. . . . . . . . . . . .          4,203        5,321            9,831         12,352
      Federal funds sold . . . . . . . . . . .          3,101        7,445           23,483         14,048
                                                --------------  -----------  ---------------  -------------
          Total interest income. . . . . . . .      1,572,401    1,589,802        3,110,451      3,228,418
                                                --------------  -----------  ---------------  -------------
Interest expense:
      Deposits . . . . . . . . . . . . . . . .        506,787      570,006        1,039,851      1,232,453
      Other borrowings . . . . . . . . . . . .        101,104       87,900          185,625        176,187
                                                --------------  -----------  ---------------  -------------
          Total interest expense . . . . . . .        607,891      657,906        1,225,476      1,408,640
                                                --------------  -----------  ---------------  -------------
Net interest income. . . . . . . . . . . . . .        964,510      931,896        1,884,975      1,819,778

Provision for loan losses. . . . . . . . . . .        586,000            0          689,000        108,719
                                                --------------  -----------  ---------------  -------------
Net interest income after provision
      for loan losses. . . . . . . . . . . . .        378,510      931,896        1,195,975      1,711,059
                                                --------------  -----------  ---------------  -------------
Other income:
      Gain on sale of loans held for sale (MD)              -            -          752,715              -
      Gain on sale of loans held for sale (GA)          2,691            -            8,551              -
      Gain on sale of investments. . . . . . .        244,874            -          244,874              -
      Deposit fees . . . . . . . . . . . . . .         22,711       16,364           46,081         44,346
      Brokerage fee income (Peachtree Capital)              -      257,589                -        456,087
      Miscellaneous fees . . . . . . . . . . .          5,595           34           14,979            268
                                                --------------  -----------  ---------------  -------------
          Total other income . . . . . . . . .        275,871      273,987        1,067,200        500,701
                                                --------------  -----------  ---------------  -------------
Other expense:
      Salaries and other compensation. . . . .        455,737      567,708        1,343,715      1,111,070
      Employee benefits. . . . . . . . . . . .         81,667       76,660          180,407        159,215
      Net occupancy and equipment expense. . .        183,433      351,882          357,770        704,519
      Professional and other outside services.        160,350      170,032          241,850        249,809
      Other expense. . . . . . . . . . . . . .        129,823      168,074          182,111        263,800
                                                --------------  -----------  ---------------  -------------
      Total other expenses . . . . . . . . . .      1,011,010    1,334,356        2,305,853      2,488,413
                                                --------------  -----------  ---------------  -------------
      Net loss . . . . . . . . . . . . . . . .  $    (356,629)  $ (128,473)  $      (42,678)  $   (276,653)
                                                ==============  ===========  ===============  =============
Basic loss per common share. . . . . . . . . .  $        (.23)  $     (.18)  $         (.15)  $       (.36)
                                                ==============  ===========  ===============  =============
Diluted loss per common share. . . . . . . . .  $        (.23)  $     (.18)  $         (.15)  $       (.36)
                                                ==============  ===========  ===============  =============

    The accompanying notes are an integral part of these condensed consolidated financial statements

                                   EBANK FINANCIAL SERVICES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                             (UNAUDITED)

                                      For the three months ended        For the six months ended
                                     -----------------------------  -----------------------------
                                                 June 30,                      June 30,
                                     -----------------------------  -----------------------------
                                          2003            2002           2003            2002
                                     --------------  -------------  -------------  --------------
Net loss                             $    (356,629)  $   (128,473)  $    (42,678)  $    (276,653)
Other comprehensive loss:
    Unrealized gain on securities
    available for sale, net of tax
      effect of $31,409                     51,333              -         51,333               -
                                     --------------  -------------  -------------  --------------
Comprehensive income (loss)          $    (305,296)  $   (128,473)  $      8,655   $    (276,653)
                                     ==============  =============  =============  ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    EBANK FINANCIAL SERVICES, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                           For the six months ended
                                                                        ------------------------------
                                                                                   June 30,
                                                                        ------------------------------
                                                                             2003            2002
                                                                        ---------------  -------------
Cash flows from operating activities:
    Net earnings (loss)                                                 $      (42,678)  $   (276,653)
    Adjustments to reconcile net earnings (loss)
        to net cash provided (used) in operating activities:
        Net amortization of investment securities                               15,914            846
        Depreciation expense                                                    96,035        351,493
        Provision for loan losses                                              689,000        108,719
        Gain on sale of investments                                           (244,874)             -
        Decrease in mortgage loans held for sale                             7,820,139              -
        Change in deferred loan fees and costs                                (230,274)       (14,028)
        Change in other assets                                                 279,128        (96,902)
        Change in accrued interest receivable                                  (53,371)        29,907
        Change in accrued interest payable                                     (21,421)       (51,759)
        Change in other liabilities                                           (757,189)       (36,816)
                                                                        ---------------  -------------
            Net cash provided (used) in operating activities                 7,550,409        (14,807)
                                                                        ---------------  -------------

Cash flows from investing activities:
    Purchase of securities held-to-maturity                                (14,720,038)             -
    Proceeds from calls and maturities of securities held-to-maturity       13,626,320              -
    Proceeds from sale of securities held-to-maturity                        3,950,329              -
    Purchase of securities available-for-sale                               (1,563,852)             -
    Proceeds from sale of securities available-for-sale                      1,020,344              -
    Loans (originated) repaid, net of principal repayments                 (12,532,448)     2,276,509
    Proceeds from sale of Peachtree Capital Corporation                        578,000              -
    Purchases of premises and equipment                                        (28,934)        (8,990)
                                                                        ---------------  -------------
            Net cash (used) provided by investing activities                (9,670,279)     2,267,519
                                                                        ---------------  -------------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                      7,618,422     (4,178,972)
    Repayments on other borrowings                                             (30,053)       (40,045)
    Cash dividend paid on preferred stock                                      (20,250)             -
    Net proceeds from the sale of preferred stock                                    -        100,000
                                                                        ---------------  -------------
            Net cash provided (used) by financing activities                 7,568,119     (4,119,017)
                                                                        ---------------  -------------

Net increase (decrease) in cash and cash equivalents                         5,448,249     (1,836,691)
Cash and cash equivalents:
    Beginning of period                                                      6,633,440      4,305,435
                                                                        ---------------  -------------
    End of period                                                       $   12,081,689   $  2,468,744
                                                                        ===============  =============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EBANK FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

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

                            STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in the quarters ended June 30, 2003 and June 30, 2002 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net earnings and loss and basic and diluted earnings and loss per common share.

                                                                  For the six months ended June 30,
                                                               ---------------------------------------
                                                                      2003                2002
                                                               ------------------  -------------------
Net loss attributable to common stockholders                   $        (281,697)  $         (575,437)
                                              Effect of stock
                                              options grants             (71,567)             (72,256)
                                                               ------------------  -------------------
                                              Pro forma        $        (353,264)  $         (647,693)
                                                               ==================  ===================
Basic earnings (loss) per share               As reported      $            (.15)  $             (.36)
                                              Pro forma        $            (.19)  $             (.40)
Diluted earnings (loss) per share             As reported      $            (.15)  $             (.36)
                                              Pro forma        $            (.19)  $             (.40)

NOTE  2  -  INVESTMENT  SECURITIES

     In June 2003, management of the Company made the decision that it was in the Company's best interest to sell certain securities in the held to maturity portfolio. The Company sold held to maturity securities with a book value of $3,719,394 and realized a gain totaling $230,935 on the sale. This decision resulted in large part from the unique interest rate environment that exists currently and from management's expectation of the interest rate environment for the next few years. For the same reasons, management decided to re-classify the entire portfolio of held to maturity securities to available for sale as of June 30, 2003. Securities with a book value of $11,553,902 were transferred to available for sale and a gross unrealized gain of $82,742 was recorded.

NOTE  3  -LOSS  PER  COMMON  SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings (loss) per common share for the three months ended June 30, 2003 and 2002.

                                                              For the three months ended
                                                          ----------------------------------
                                                                        June 30
                                                          ----------------------------------
                                                                2003              2002
                                                          ----------------  ----------------
Basic Loss Per Common Share:
  Weighted average common shares outstanding                    2,060,639         1,707,916
                                                          ================  ================
  Net loss                                                $      (356,629)  $      (128,473)
  Preferred stock dividend accumulated during the period         (120,170)         (173,525)
                                                          ----------------  ----------------
  Net loss attributable to common stockholders            $      (476,799)  $      (301,998)
                                                          ================  ================

  Basic loss per common share                             $          (.23)  $          (.18)
                                                          ================  ================

Diluted Loss Per Common Share:
  Weighted average common shares outstanding                    2,060,639         1,707,916
  Net effect of the assumed exercise of stock
    options and warrants based on the treasury stock
    method using average market prices for the year                     -                 -
  Net effect of convertible preferred stock                             -                 -
                                                          ----------------  ----------------
  Total weighted average common shares and
    common stock equivalents outstanding                        2,060,639         1,707,916
                                                          ================  ================

Net loss attributable to common
  stockholders                                            $      (476,799)  $      (301,998)
                                                          ================  ================

Diluted loss per common share                             $          (.23)  $          (.18)
                                                          ================  ================

     Presented below is a summary of the components used to calculate basic and diluted earnings (loss) per common share for the six months ended June 30, 2003 and 2002.

                                                           For the six months ended
                                                        -----------------------------
                                                                  June 30
                                                        -----------------------------
                                                            2003            2002
                                                        -------------  --------------
Basic Loss Per Common Share:
    Weighted average common shares outstanding             1,908,205       1,616,073
                                                        =============  ==============

    Net loss                                            $    (42,678)  $    (276,653)
    Preferred stock dividend                                (239,019)       (299,284)
                                                        -------------  --------------
    Net loss attributable to common stockholders        $   (281,697)  $    (575,937)
                                                        =============  ==============

    Basic loss per common share                         $       (.15)  $        (.36)
                                                        =============  ==============

Diluted Loss Per Common Share:
    Weighted average common shares outstanding             1,908,205       1,616,073
    Net effect of the assumed exercise of stock
      options and warrants based on the treasury stock
      method using average market prices for the year              -               -
    Net effect of convertible preferred stock                      -               -
                                                        -------------  --------------
    Total weighted average common shares and
      common stock equivalents outstanding                 1,908,205       1,616,073
                                                        =============  ==============

Net loss attributable to common
    stockholders                                        $   (281,697)  $    (575,937)
                                                        =============  ==============

Diluted loss per common share                           $       (.15)  $        (.36)
                                                        =============  ==============

NOTE  4  -  ISSUANCE  OF  COMMON  STOCK

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

NOTE  5  -  OTHER  EVENTS

     As previously reported, we entered into a stock purchase agreement dated as of February 26, 2003 (the "Stock Purchase Agreement") pursuant to which we agreed, subject to the fulfillment of certain conditions, to sell 1,200,000 shares of our common stock in a private placement for an aggregate consideration of $1,080,000 to Marshall Investments, L.P., a Georgia limited partnership in which Michael P. Marshall, Sr. is the general partner ("New Investor"), and to grant an option in connection therewith which (subject to certain conditions) essentially would have permitted New Investor to maintain ownership of up to 20% of our issued and outstanding common stock through July 1, 2006.

     The obligation of New Investor to complete the purchase of shares under the Stock Purchase Agreement was conditioned upon, among other things, all of the outstanding shares of the 8% Series A cumulative convertible preferred stock being retired and cancelled by the required closing date. We were not obligated to close the transaction contemplated by the Stock Purchase Agreement if less than 80% of the outstanding shares of the 8% Series A cumulative convertible preferred stock was retired and cancelled by the required closing date. The Stock Purchase Agreement was subject to termination by either party if, through no fault of the terminating party, the closing of such transaction did not occur on or before June 26, 2003.

     Effective May 15, 2003, we commenced an exchange offer in the form of a private placement to the holders of all outstanding shares of 8% Series A cumulative convertible preferred stock, pursuant to which we offered (A) to exchange all of such shares for shares of common stock (on a one share for one share basis, as per the existing conversion feature) and (B) in connection therewith, to exchange all of such holders' warrants to purchase common stock issued with the 8% Series A cumulative convertible preferred stock (the "Original Warrants") for new warrants to purchase common stock with a lower exercise price of $1.75 per share and a new term of three years from the effective date of the exchange. We also offered to pay (in shares of our common stock) the dividend accrued through May 31, 2003 on all shares of 8% Series A cumulative convertible preferred stock tendered in the exchange offer. We subsequently extended the closing of the exchange offer from 5:00 p.m. Atlanta, Georgia time on June 13, 2003 to 5:00 p.m. Atlanta, Georgia time on June 26, 2003.

     Upon expiration of the exchange offer, only 370,000 shares of Series A preferred, or 15% of such shares issued and outstanding, and Original Warrants exercisable for 185,000 underlying shares of Common Stock, or 15% of the outstanding Original Warrants, had been validly tendered for exchange and not withdrawn. In light of the very low percentage tendered, with the result that our acceptance of such tenders could not be expected to significantly reduce the preferred dividend burden on the Company or increase the liquidity of trading in our common stock, our Board of Directors concluded that there was a high probability that the ability of both the Company and the tendering security holders to realize the benefits the Board had expected as a result of the Exchange Offer would be substantially impaired. Accordingly, in reliance on one of the terms of the exchange offer which gave us the right to reject all tendered Series A preferred shares and Original Warrants if certain changes occurred which, in our reasonable judgement, might materially impair the benefits expected from the Exchange Offer, we elected not to accept any of the shares of Series A Preferred and Original Warrants tendered in the Exchange Offer.

     Following the failure to occur of the condition that all of the outstanding shares of the 8% Series A cumulative convertible preferred stock be retired and cancelled by June 26, 2003, the New Investor advised us of its election not to close the transactions contemplated by the Stock Purchase Agreement.

NOTE  6  -  CONTINGENCY

     In May 2003, Thacker & Loucks, Inc., d/b/a Thacker & Loucks Financial Services, a Georgia corporation ("Thacker"), filed an action against the holding company in the State Court of Fulton County alleging a breach of contract by the holding company. The breach of contract alleged by Thacker relates to a Servicing Representative Agreement dated as of August 3, 2001 (the "Agreement") by and between ebank, the holding company's subsidiary, and Thacker. Under the Agreement, ebank agreed to discount from time to time an indeterminate number of certain types of contracts which met ebank's underwriting criteria. Pursuant to the terms of the Agreement, in February ebank provided Thacker with written notice of ebank's intention to terminate the Agreement after the expiration of a 180- day notice period.

     The complaint filed by Thacker alleges that the holding company failed to approve loans which met or exceeded the underwriting criteria and failed to communicate with Thacker. The complaint filed by Thacker seeks contractual damages in the amount of Three Million Five Hundred Thousand Dollars, plus reasonable attorney's fees and costs of the litigation.

     We believe that ebank has abided by all applicable terms of the Agreement, including those terms related to continuing performance during the notice period prior to termination, and that the claim asserted by Thacker is without merit. Moreover, Thacker filed its lawsuit against the holding company, which is not a party to the Agreement and is therefore the wrong entity. The holding company filed its Answer in June 2003, denying all claims and informing Thacker that it had sued the wrong entity. Discovery is ongoing and no motions are pending in this action. Discovery is scheduled to close on December 2, 2003.

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

     Effective January 2, 2002, we acquired all of the outstanding shares of Peachtree Capital Corporation, a Georgia corporation based in Atlanta which provides financial planning and securities brokerage services. Accordingly, Peachtree Capital Corporation was operated as a wholly owned subsidiary of the company during most of the six month period ended June 30, 2003 and its results are included in our reported results of operations for such period.
Subsequently, we entered into a definitive agreement, effective as of December 31, 2002, for the sale of all of the outstanding capital stock of Peachtree Capital Corporation to Caroline O. and Steven Harless in exchange for (1) 76,792 previously issued shares of our Series B-1 convertible preferred stock valued at $225,000; (2) 76,792 previously issued shares of our Series B-2 convertible preferred stock valued at $225,000; and (3) a cash payment of $578,000. Therefore, our results of operations for the quarter and the six months ended June 30, 2003 do not include the operations of Peachtree Capital Corporation.

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

Financial  Condition
--------------------

     Total consolidated assets increased by $6.9 million to $108,357,133 during the six-month period ended June 30, 2003. The increase in assets is primarily related to increases in mortgage loans of $10.9 million, Federal funds sold of $4.3 million, and commercial loans of $1.3 million partially off-set by a decrease in mortgage loans held-for-sale of $7.8 million and investments held-to-maturity of $2.1 million. The addition of the individual real estate mortgage loans during the period reflects management's continued efforts to diversify the loan portfolio by decreasing its reliance on commercial and commercial real estate loans.

     Total consolidated liabilities increased by $6.8 million to $101,728,258 during the six-month period ended June 30, 2003. The increase in liabilities is primarily related to a $9.8 million increase in certificate of deposits, off-set by decreases in money market deposits and other liabilities of $2.3 million and $0.7 million, respectively, during the six-month period ended June 30, 2003.

Results of Operations- Six months ended June 30, 2003 compared to the six months
---------------------
ended  June  30,  2002:

     Net loss for the six months ended June 30, 2003 was ($42,678), or ($281,697) after taking into account $239,019 in dividends on preferred stock, compared with a net loss of ($276,653), or ($575,937) after taking into account $299,284 in dividends on preferred stock, for the six months ended June 30, 2002. Net interest income, before provision for loan losses, for the six-month period ending June 30, 2003 totaled $1,884,975, compared to net interest income, before provision for loan losses, of $1,819,778 for the six-month period ending June 30, 2002. During the period ended June 30, 2003, net interest income of $51,452 was generated from loans held for sale by our former Maryland loan production office.

     Other income earned for the six months ended June 30, 2003 and 2002 was $1,067,200 and $500,701, respectively. Included in other income for the six months ended June 30, 2003 was $752,715 generated by the Maryland loan production office. The income from the Maryland loan production office consisted of gains on loans sold to investors in the secondary market. We will not realize any additional income from the Maryland operation. Included in other income for the six months ended June 30, 2002 was $456,087 generated by Peachtree Capital Corporation.

     Operating expenses for the six-month periods ending June 30, 2003 and 2002 totaled $2,305,853 and $2,488,413, respectively. Operating expenses for the current year include expenses associated with the Maryland loan production office and operating expenses for the prior year include expenses associated with Peachtree Capital Corporation. Operating expenses associated with the Maryland loan production office for the six-month period ending June 30, 2003 totaled $360,543, consisting primarily of incentive compensation and other benefits. Operating expenses associated with Peachtree Capital Corporation for the six-month period ending June 30, 2002 totaled $344,548. After adjusting for operating expenses incurred in connection with the Maryland loan production office in 2003 and operating expenses for

Peachtree Capital Corporation in 2002, total operating expenses for continuing operations declined by $198,555 for the six-month period ending June 30, 2003 as compared to the prior year period.

Results  of  Operations - Three months ended June 30, 2003 compared to the three
-----------------------
months ended June 30, 2002:

     Net loss for the three months ended June 30, 2003 was ($356,629), or ($476,799) after taking into account $120,170 in dividends on preferred stock, compared with a net loss of ($128,473), or ($301,998) after taking into account $173,525 in dividends on preferred stock, for the three months ended June 30, 2002. Net interest income, before provision for loan losses, for the three-month period ending June 30, 2003 totaled $964,510, compared to net interest income, before provision for loan losses, of $931,896 for the three-month period ending June 30, 2002.

     Other income earned for the three months ended June 30, 2003 and 2002 was $275,871 and $273,987, respectively. Included in other income for the three months ended June 30, 2003 is a gain on sale of investments totaling $244,874. We incurred an income reduction of $1,099 associated with the Maryland loan production office during the current period. Income from the Maryland loan production office consisted of gains on loans sold to investors in the secondary market. We will not realize any additional income from the Maryland operation. Included in other income for the three months ended June 30, 2002 was $257,589 generated by Peachtree Capital Corporation.

     Operating expenses for the three-month periods ending June 30, 2003 and 2002 totaled $1,011,010 and $1,334,356, respectively. Operating expenses for the current year include expenses associated with the Maryland loan production office and operating expenses for the prior year include expenses associated with Peachtree Capital Corporation. Operating expenses associated with the Maryland loan production office for the three-month period ending June 30, 2003 totaled $1,250. Operating expenses associated with Peachtree Capital Corporation for the three-month period ending June 30, 2002 totaled $200,278. After adjusting for operating expenses incurred in connection with the Maryland loan production office in 2003 and operating expenses for Peachtree Capital Corporation in 2002, total operating expenses for continuing operations declined $124,318 for the three-month period ending June 30, 2003 as compared to the prior year period.

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

     As of June 30, 2003 and December 31, 2002, the allowance was $1,458,188 and $963,301, respectively. We strengthened our provision for loan losses during the six-month period ended June 30,

2003 by $689,000 as compared to an increase in provision of $108,719 during the same period in 2002. During the second quarter, we increased our provision by $586,000 primarily as a result of a significant increase in our non-performing loans during the period. At December 31, 2002, we had ten non-performing loans totaling $234,976. Non-performing loans declined slightly in the first quarter of 2003 to nine loans totaling $215,187. At the end of the second quarter, we had sixteen non-performing loans totaling $1,311,012. Subsequent to the end of the second quarter, we foreclosed and sold the collateral associated with one non-performing loan totaling $221,009 representing the amount of the unpaid loan.

     At December 31, 2002, there were twenty-two loans past due greater than 30 days totaling approximately $2,811,000. Loan delinquencies increased during the first quarter and at March 31, 2003, we had thirty-nine loans past due greater than 30 days totaling $5,429,000. Loan delinquencies declined in the second quarter and as of June 30, 2003, we had twenty-seven loans past due greater than 30 days totaling approximately $4,511,000. The allowance for loan losses, as a percentage of total gross loans, was 1.75% as of June 30, 2003, compared to 1.37% as of December 31, 2002. There were three loans charged-off for the six-month period ended June 30, 2003 totaling $194,941.

Average  Balances,  Income  and  Expense,  and  Rates
-----------------------------------------------------

     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2003:


         Interest-                        Interest
      Earning Assets/         Average     Income/     Yield/
   Bearing Liabilities        Balance      Cost        Cost
--------------------------  -----------  ----------  ---------

Federal funds sold          $ 4,126,756  $   23,483      1.15%
Interest-bearing deposits       627,107       4,896      1.57%
Investment securities        15,367,750     446,009      5.85%
Loans                        77,918,657   2,636,063      6.82%
                            -----------  ----------  ---------
      Total                 $98,040,270  $3,110,451      6.40%
                            ===========  ==========  =========

Deposits                     78,167,117   1,039,851      2.68%
Other borrowings             10,298,948     185,625      3.63%
                            -----------  ----------  ---------
      Total                 $88,466,065  $1,225,476      2.79%
                            ===========  ==========  =========

Net interest income/spread               $1,884,975      3.61%
                                         ==========  =========

Net interest margin                                      3.88%
                                                     =========

     The net interest margin for the first six months of 2003 decreased to 3.88% as compared to 3.99% for the first six months of 2002 and 4.30% for the full year in 2002.

Liquidity  and  Sources  of  Capital
------------------------------------

     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The June 30, 2003 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $12.1 million, or 11.2% of total assets. Additionally, our ability to maintain and expand our deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 2003, total deposits increased from $84.6 million to $92.2 million, representing an increase of 9.01%. We will increase deposits as required to fund loan growth, loan purchases in the secondary markets and for purchases of investments. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations.

     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank's primary regulator.

                                      Bank      Minimum
                                    Capital    Regulatory
                                     Ratio    Requirement
                                    --------  ------------
Capital ratios at June 30, 2003
  Tier 1 capital                       8.30%      4.0%
  Tier 2 capital                       1.25%
                                    ---------
    Total risk-based capital ratio     9.55%      8.0%
                                    =========

  Leverage ratio                       5.97%      4.0%

     The Office of Thrift Supervision has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

     We believe that, as of June 30, 2003, we meet all capital requirements to which we are subject.

Liquidity  And  Rate  Sensitivity
---------------------------------

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

     The  table below shows the interest rate sensitivity of our assets and liabilities as of June 30, 2003:

                                               After three
                                        Within  but within   After one     After
                                        three     twelve     but within    five
                                        months    months     five years    years      Total
                                       --------  ---------  ------------  --------  ---------
                                                       (Dollars in Thousands)
Interest-earning assets:
    Interest-earning deposits          $ 1,169   $      -   $         -   $     -   $  1,169
    Loans                               36,960      6,230        11,711    28,292     83,193
    Investment securities                  450          -             -    11,554     12,004
    Federal funds sold                   9,425          -             -         -      9,425
                                       --------  ---------  ------------  --------  ---------
Total earning assets                    48,004      6,230        11,711    39,846    105,791
                                       --------  ---------  ------------  --------  ---------

Interest-bearing liabilities:
    Money market and NOW                22,457          -             -         -     22,457
    Savings deposits                       331          -             -         -        331
    Time deposits                       11,106     22,274        30,587        99     64,066
    Other liabilities                        -      5,250             -     4,000      9,250
                                       --------  ---------  ------------  --------  ---------
Total interest-bearing liabilities      33,894     27,524        30,587     4,099     96,104
                                       --------  ---------  ------------  --------  ---------

Interest-sensitivity gap               $14,110   $(21,294)  $   (18,876)  $35,747   $  9,687
                                       ========  =========  ============  ========  =========

Cumulative interest-sensitivity gap    $14,110   $ (7,184)  $   (26,060)  $ 9,687   $  9,687
                                       ========  =========  ============  ========  =========

Ratio of interest-sensitivity gap to
    total earning assets                 13.34%    -20.13%       -17.84%    33.79%      9.16%

Ratio of cumulative interest-
    sensitivity gap to total earning
    assets                               13.34%     -6.79%       -24.63%     9.16%

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

Loan  Portfolio
---------------

     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $77,918,657 for the six-month period ended June 30, 2003. Total gross loans outstanding at June 30, 2003 were $83,193,202.

     The following table summarizes the composition of the loan portfolio at June 30, 2003:

                                                  Percent
                                      Amount     of total
                                   ------------  ---------
Commercial                         $14,096,016      16.94%
Real estate - individual            42,883,264      51.55%
Real estate - commercial            20,092,951      24.15%
Installment loans to individuals     6,120,971       7.36%
                                   ------------  ---------
Gross loans                         83,193,202     100.00%
                                                 =========

Less:  Net deferred loan fees          (99,709)
       Allowance for loan loss      (1,458,188)
                                   ------------
Total net loans                    $81,635,305
                                   ============

     The principal components of our loan portfolio at June 30, 2003 were mortgage loans and commercial loans, which represented approximately 93% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

Regulatory  Matters
-------------------

     From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

ITEM 3.  CONTROLS  AND  PROCEDURES.

     As of the end of the period covered by this quarterly report on Form 10-QSB, an evaluation was performed under Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

     In May 2003, Thacker & Loucks, Inc., d/b/a Thacker & Loucks Financial Services, a Georgia corporation ("Thacker"), filed an action against the holding company in the State Court of Fulton County alleging a breach of contract by the holding company. The breach of contract alleged by Thacker relates to a Servicing Representative Agreement dated as of August 3, 2001 (the "Agreement") by and between ebank, the holding company's subsidiary, and Thacker. Under the Agreement, ebank agreed to discount from time to time an indeterminate number of certain types of contracts which met ebank's underwriting criteria. Pursuant to the terms of the Agreement, in February ebank provided Thacker with written notice of ebank's intention to terminate the Agreement after the expiration of a 180- day notice period.

     The complaint filed by Thacker alleges that the holding company failed to approve loans which met or exceeded the underwriting criteria and failed to communicate with Thacker. The complaint filed by Thacker seeks contractual damages in the amount of Three Million Five Hundred Thousand Dollars, plus reasonable attorney's fees and costs of the litigation.

     We believe that ebank has abided by all applicable terms of the Agreement, including those terms related to continuing performance during the notice period prior to termination, and that the claim asserted by Thacker is without merit. Moreover, Thacker filed its lawsuit against the holding company, which is not a party to the Agreement and is therefore the wrong entity. The holding company filed its Answer in June 2003, denying all claims and informing Thacker that it had sued the wrong entity. Discovery is ongoing and no motions are pending in this action. Discovery is scheduled to close on December 2, 2003. We intend to vigorously defend this lawsuit.

ITEM 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

         None.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES.

         None.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Our annual meeting of the shareholders was held on May 19, 2003, for the following purposes:

          1.   to elect three Class II directors to serve for three-year terms;
               and

          2.   to approve an amendment  to  the  1998  Stock  Incentive  Plan.

     Only shareholders of record at the close of business on April 11, 2003, were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management's solicitations. Proxies and ballots were received from the holders of 1,560,656 shares of our common stock, representing 75.73% of the outstanding shares of common stock. The results were as follows:

     The three individuals nominated to serve as Class II directors were elected with the number of votes for, against, and withheld as indicated below:


     CLASS  II                 FOR                AGAINST           WITHHELD
     ---------                 ---                -------           --------

     Gary  M.  Bremer          1,384,941          -0-               175,715
     Don  B.  Stout            1,384,941          -0-               175,715
     Gregory  J.  Corona       1,363,534          -0-               197,122

In  addition, the terms of the following directors continued after that meeting:
James  L.  Box, Walter Drakeford, Terry L. Ferrero, Stephen R. Gross and Richard
D.  Jackson.

     The amendment to the 1998 Stock Option Plan was not approved as indicated by the number of votes for, against, and abstain as indicated below:

                                                                  BROKER
     STOCK  OPTION  PLAN     FOR          AGAINST     ABSTAIN     NON-VOTES
     -------------------     ---          -------     -------     ---------

     Amendment               307,718      249,220     17,567       988,786


ITEM 5.  OTHER  INFORMATION.

     As previously reported, we entered into a stock purchase agreement dated as of February 26, 2003 (the "Stock Purchase Agreement") pursuant to which we agreed, subject to the fulfillment of certain conditions, to sell 1,200,000 shares of our common stock in a private placement for an aggregate consideration of $1,080,000 to Marshall Investments, L.P., a Georgia limited partnership in which Michael P. Marshall, Sr. is the general partner ("New Investor"), and to grant an option in connection therewith which (subject to certain conditions) essentially would have permitted New Investor to maintain ownership of up to 20% of our issued and outstanding common stock through July 1, 2006.

     The obligation of New Investor to complete the purchase of shares under the Stock Purchase Agreement was conditioned upon, among other things, all of the outstanding shares of the 8% Series A cumulative convertible preferred stock being retired and cancelled by the required closing date. We were not obligated to close the transaction contemplated by the Stock Purchase Agreement if less than 80% of the outstanding shares of the 8% Series A cumulative convertible preferred stock was retired and cancelled by the required closing date. The Stock Purchase Agreement was subject to termination by either party if, through no fault of the terminating party, the closing of such transaction did not occur on or before June 26, 2003.

     Effective May 15, 2003, we commenced an exchange offer in the form of a private placement to the holders of all outstanding shares of 8% Series A cumulative convertible preferred stock, pursuant to which we offered (A) to exchange all of such shares for shares of common stock (on a one share for one share basis, as per the existing conversion feature) and (B) in connection therewith, to exchange all of such holders' warrants to purchase common stock issued with the 8% Series A cumulative convertible preferred stock (the "Original Warrants") for new warrants to purchase common stock with a lower exercise price of $1.75 per share and a new term of three years from the effective date of the exchange. We also offered to pay (in shares of our common stock) the dividend accrued through May 31, 2003 on all shares of 8% Series A cumulative convertible preferred stock tendered in the exchange offer. We subsequently extended the closing of the exchange offer from 5:00 p.m. Atlanta, Georgia time on June 13, 2003 to 5:00 p.m. Atlanta, Georgia time on June 26, 2003.

     Upon expiration of the exchange offer, only 370,000 shares of Series A preferred, or 15% of such shares issued and outstanding, and Original Warrants exercisable for 185,000 underlying shares of Common Stock, or 15% of the outstanding Original Warrants, had been validly tendered for exchange and not withdrawn. In light of the very low percentage tendered, with the result that our acceptance of such tenders could not be expected to significantly reduce the preferred dividend burden on the Company or increase the liquidity of trading in our common stock, our Board of Directors concluded that there was a high probability that the ability of both the Company and the tendering security holders to realize the benefits the Board had expected as a result of the Exchange Offer would be substantially impaired. Accordingly, in reliance on one of the terms of the exchange offer which gave us the right to reject all tendered Series A preferred shares and Original Warrants if certain changes occurred which, in our reasonable judgement, might materially impair the benefits expected from the Exchange Offer, we elected not to accept any of the shares of Series A Preferred and Original Warrants tendered in the Exchange Offer.

     Following the failure to occur of the condition that all of the outstanding shares of the 8% Series A cumulative convertible preferred stock be retired and cancelled by June 26, 2003, the New Investor advised us of its election not to close the transactions contemplated by the Stock Purchase Agreement.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits.

     31.1 Certification  pursuant  to  Section  302 of the Sarbanes-Oxley Act of
          2002.

     31.2 Certification  pursuant  to  Section  302 of the Sarbanes-Oxley Act of
          2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K -- The following reports were filed on Form 8-K for the period ended June 30, 2003:

     1. Form 8-K filed with the SEC on April 23, 2003, that included a press release announcing the Company's results for the first quarter ended March 31, 2003.

     2. Form 8-K filed with the SEC on May 15, 2003, that included a press release announcing the commencement of a private exchange offer directed exclusively to existing holders of shares of the Company's 8% Series A Convertible Preferred stock.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ebank Financial Services, Inc.



Date:  August  14,  2003            By:  /s/  James  L.  Box
     --------------------------        -----------------------------------------
                                         James  L.  Box
                                         President and Chief Executive Officer

                                    By:  /s/  Wayne  W.  Byers
                                       -----------------------------------------
                                         Wayne  W.  Byers
                                         Chief  Financial  Officer