Form 10QSB
period 2003-09-30
EBANK FINANCIAL SERVICES INC
filed 2003-11-14
CIK 1050725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

(Mark  One)

 X   QUARTERLY  REPORT  UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF  1934
     For the quarterly period ended  September 30, 2003
                                     -------------------

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

     2,074,723 shares of common stock, par value $.01 per share, were issued and outstanding as of October 27, 2003.

     Transitional Small Business Disclosure Format: Yes     No  X
                                                        ---    ---

                                      EBANK FINANCIAL SERVICES, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 ASSETS

                                                                        September 30,    December 31,
                                                                            2003             2002
                                                                       ---------------  --------------
                                                                         (Unaudited)      (Audited)

Cash and due from banks                                                $      909,806   $     891,528
Interest-bearing deposits in banks                                             75,087         627,912
Federal funds sold                                                            320,000       5,114,000
                                                                       ---------------  --------------
            Cash and cash equivalents                                       1,304,893       6,633,440
Securities available for sale                                              22,714,797               -
Securities held-to-maturity, fair value $13,681,193                                 -      13,638,045
Other securities                                                              450,000         510,000
Mortgage loans held for sale                                                        -       7,820,139
Loans, net of allowance for loan losses of $1,435,330 and
    $963,301, respectively                                                 78,299,194      69,561,583
Premises and equipment, net                                                   622,376         630,627
Accrued interest receivable and other assets                                2,030,673       2,623,476
                                                                       ---------------  --------------
             Total assets                                              $  105,421,933   $ 101,417,310
                                                                       ===============  ==============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                               $   82,826,464   $  84,578,187
Repurchase agreements                                                       6,000,000               -
Other borrowings                                                            9,741,000       9,280,053
Accrued interest payable and other liabilities                                333,270       1,028,850
                                                                       ---------------  --------------
             Total liabilities                                             98,900,734      94,887,090
                                                                       ---------------  --------------

Shareholders' Equity:
Series A preferred stock, $.01 par value, 8% cumulative, convertible into one share of common stock; 10,000,000 shares authorized;
    2,410,000 issued and outstanding; accumulated undeclared
    dividends of $282,597 and $404,088 (liquidation preference of
    $ 6,025,000)                                                               24,100          24,100
Common stock, $.01 par value, 10,000,000 shares authorized,
    2,060,639 and 1,728,223 shares issued and outstanding                      20,607          17,282
Capital surplus                                                            19,173,149      19,176,474
Accumulated deficit                                                       (12,492,143)    (12,597,636)
Accumulated other comprehensive loss                                         (204,514)        (90,000)
                                                                       ---------------  --------------
             Total shareholders' equity                                     6,521,199       6,530,220
                                                                       ---------------  --------------

             Total liabilities and shareholders' equity                $  105,421,933   $ 101,417,310
                                                                       ===============  ==============

The accompanying notes are an integral part of these condensed consolidated financial statements

                                    EBANK FINANCIAL SERVICES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                             (UNAUDITED)

                                                         For the three            For the nine
                                                         months ended             months ended
                                                    -----------------------  ------------------------
                                                         September 30,            September 30,
                                                    -----------------------  ------------------------
Interest income:                                       2003        2002         2003         2002
                                                    ----------  -----------  -----------  -----------
          Loans, including fees. . . . . . . . . .  $1,352,852  $1,401,486   $3,988,915   $4,201,296
          Interest-bearing deposits. . . . . . . .         336       3,058        5,232        5,330
          Investment securities. . . . . . . . . .     261,873     169,862      698,051      569,795
          Other investments. . . . . . . . . . . .       4,254       5,956       14,085       18,308
          Federal funds sold . . . . . . . . . . .       7,054       7,181       30,537       21,229
                                                    ----------  -----------  -----------  -----------
               Total interest income . . . . . . .   1,626,369   1,587,543    4,736,820    4,815,958
                                                    ----------  -----------  -----------  -----------
Interest expense:
          Deposits . . . . . . . . . . . . . . . .     505,524     545,636    1,545,375    1,778,092
          Other borrowings . . . . . . . . . . . .      98,545      88,512      284,170      264,697
                                                    ----------  -----------  -----------  -----------
               Total interest expense. . . . . . .     604,069     634,148    1,829,545    2,042,789
                                                    ----------  -----------  -----------  -----------
Net interest income. . . . . . . . . . . . . . . .   1,022,300     953,395    2,907,275    2,773,169
Provision for loan losses. . . . . . . . . . . . .           0           0      689,000      108,719
                                                    ----------  -----------  -----------  -----------
Net interest income after provision
          for loan losses. . . . . . . . . . . . .   1,022,300     953,395    2,218,275    2,664,450
                                                    ----------  -----------  -----------  -----------
Other income:
          Gain on sale of loans held for sale (MD)           -           -      752,715            -
          Gain on sale of loans held for sale (GA)       1,658           -       10,209            -
          Gain on sale of investments. . . . . . .      20,407           -      265,281            -
          Gain on sale of real estate owned. . . .      18,634           -       18,634            -
          Recovery of fraud loss . . . . . . . . .      18,000           -       18,000            -
          Deposit fees . . . . . . . . . . . . . .      24,212      20,708       70,293       65,057
          Brokerage fee income (Peachtree Capital)           -     206,266            -      662,353
          Miscellaneous. . . . . . . . . . . . . .         751       1,660       18,586        1,928
                                                    ----------  -----------  -----------  -----------
               Total other income. . . . . . . . .      86,518     228,634    1,153,718      729,338
                                                    ----------  -----------  -----------  -----------
Other expense:
          Salaries and other compensation. . . . .     444,378     284,550    1,788,093    1,695,620
          Employee benefits. . . . . . . . . . . .      83,702      83,997      264,109      243,212
          Net occupancy and equipment expense. . .     185,159     345,758      542,929    1,050,277
          Professional and other outside services.     116,788     150,242      358,638      400,051
          Other expense. . . . . . . . . . . . . .     130,620     139,707      312,731      403,507
                                                    ----------  -----------  -----------  -----------
               Total other expenses. . . . . . . .     960,647   1,304,254    3,266,500    3,792,667
                                                    ----------  -----------  -----------  -----------
               Net income (loss) . . . . . . . . .  $  148,171  $ (122,225)  $  105,493   $ (398,879)
                                                    ==========  ===========  ===========  ===========
Basic and diluted income (loss) per common share .  $      .01  $     (.15)  $     (.13)  $     (.48)
                                                    ==========  ===========  ===========  ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements

                                     EBANK FINANCIAL SERVICES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
                                              (UNAUDITED)

                                                              For the three           For the nine
                                                              months ended            months ended
                                                         ----------------------  ----------------------
                                                              September 30,          September 30,
                                                         ----------------------  ----------------------
                                                            2003        2002        2003        2002
                                                         ----------  ----------  ----------  ----------

Net income (loss)                                        $ 148,171   $(122,225)  $ 105,493   $(398,879)
Other comprehensive loss:
          Unrealized loss on securities
          available for sale, net of taxes of $125,135    (255,847)          -    (255,847)          -
                                                         ----------  ----------  ----------  ----------
Comprehensive loss                                       $(107,676)  $(122,225)  $(150,354)  $(398,879)
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

                                  EBANK FINANCIAL SERVICES, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                        For the nine months ended
                                                                       ---------------------------
                                                                              September 30,
                                                                       ---------------------------
                                                                           2003           2002
                                                                       -------------  ------------
Cash flows from operating activities:
   Net earnings (loss)                                                 $    105,493   $  (398,879)
   Adjustments to reconcile net earnings (loss)
      to net cash provided (used) in operating activities:
      Net amortization of investment securities                              17,088         1,269
      Depreciation expense                                                  145,649       519,935
      Provision for loan losses                                             689,000       108,719
      Gain on sale of investments                                          (265,281)            -
      Gain on sale of real estate owned                                     (18,634)            -
      Decrease in mortgage loans held for sale                            7,820,139             -
      Change in deferred loan fees and costs                               (239,227)      (23,458)
      Change in other assets                                                195,160      (105,884)
      Change in accrued interest receivable                                (154,972)       25,561
      Change in accrued interest payable                                    (36,740)      (40,243)
      Change in other liabilities                                          (658,840)      122,843
                                                                       -------------  ------------
                  Net cash provided in operating activities               7,598,835       209,863
                                                                       -------------  ------------

Cash flows from investing activities:
   Purchase of securities held-to-maturity                              (14,720,038)            -
   Proceeds from calls and maturities of securities held-to-maturity     13,626,320     3,000,000
   Proceeds from calls of securities available-for-sale                   2,000,000             -
   Proceeds from sale of securities held-to-maturity                      3,950,329             -
   Purchase of securities available-for-sale                            (16,555,570)            -
   Proceeds from sale of securities available-for-sale                    2,534,226             -
   Proceeds from sale of other securities                                   156,525             -
   Loans (originated) repaid, net of principal repayments                (9,187,384)    4,673,415
   Proceeds from sale of other real estate owned                            138,634             -
   Proceeds from sale of Peachtree Capital Corporation                      578,000             -
   Purchases of premises and equipment                                     (137,398)      (27,802)
                                                                       -------------  ------------
                  Net cash (used) provided by investing activities      (17,616,356)    7,645,613
                                                                       -------------  ------------

Cash flows from financing activities:
   Net decrease in deposits                                              (1,751,723)   (6,529,531)
   Proceeds from repurchase agreements                                    6,000,000             -
   Proceeds from other borrowings                                           491,000             -
   Repayments on other borrowings                                           (30,053)      (60,751)
   Cash dividend paid on preferred stock                                    (20,250)      (20,362)
   Net proceeds from the sale of preferred stock                                  -       100,000
                                                                       -------------  ------------
                  Net cash provided (used) by financing activities        4,688,974    (6,510,644)
                                                                       -------------  ------------

Net (decrease) increase in cash and cash equivalents                     (5,328,547)    1,344,832
Cash and cash equivalents:
   Beginning of period                                                    6,633,440     4,305,435
                                                                       -------------  ------------
   End of period                                                       $  1,304,893   $ 5,650,267
                                                                       =============  ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         EBANK FINANCIAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS  OF  PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

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

                            STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in the nine months ended September 30, 2003 and September 30, 2002 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net earnings and loss and basic and diluted earnings and loss per common share.

                                                                For the nine months ended
                                                                      September 30,
                                                                -------------------------
                                                                    2003         2002
                                                                -------------------------

Net loss attributable to common stockholders                    $ (255,017)   $ (795,164)
                                              Effect of stock
                                              options grants      (107,350)     (108,384)
                                                                ------------  -----------
                                              Pro forma         $ (362,367)   $ (903,548)
                                                                ============  ===========

Basic earnings (loss) per share               As reported       $     (.13)   $     (.48)
                                              Pro forma         $     (.18)   $     (.55)

Diluted earnings (loss) per share             As reported       $     (.13)   $     (.48)
                                              Pro forma         $     (.18)   $     (.55)




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

NOTE 3 - LOSS PER COMMON SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings (loss) per common share for the three months ended September 30, 2003 and 2002.

                                                                     For the three months ended
                                                                            September 30
                                                                      ------------------------
                                                                         2003         2002
                                                                      -----------  -----------
          Basic Income (Loss) Per Common Share:
             Weighted average common shares outstanding                2,060,639    1,707,916
                                                                      ===========  ===========

             Net income (loss)                                        $  148,171   $ (122,225)
             Preferred stock dividend accumulated during the period     (121,490)    (133,528)
                                                                      -----------  -----------
             Net income (loss) attributable to common stockholders    $   26,681   $ (255,753)
                                                                      ===========  ===========

             Basic income (loss) per common share                     $      .01   $     (.15)
                                                                      ===========  ===========

          Diluted Income (Loss) Per Common Share:
             Weighted average common shares outstanding                2,060,639    1,707,916
             Net effect of the assumed exercise of stock
                options and warrants based on the treasury stock
                method using average market prices for the year                -            -
             Net effect of convertible preferred stock                         -            -
                                                                      -----------  -----------
             Total weighted average common shares and
                common stock equivalents outstanding                   2,060,639    1,707,916
                                                                      ===========  ===========

          Net income (loss) attributable to common
                stockholders                                          $   26,681   $ (255,753)
                                                                      ===========  ===========

          Diluted income (loss) per common share                      $      .01   $     (.15)
                                                                      ===========  ===========

     Presented below is a summary of the components used to calculate basic and diluted earnings (loss) per common share for the nine months ended September 30, 2003 and 2002.

                                                                  For the nine months ended
                                                                         September 30
                                                                   ------------------------
                                                                      2003         2002
                                                                   -----------  -----------
          Basic Loss Per Common Share:
             Weighted average common shares outstanding             1,959,575    1,647,024
                                                                   ===========  ===========

             Net income (loss)                                     $  105,493   $ (398,879)
             Preferred stock dividend                                (360,510)    (396,285)
                                                                   -----------  -----------
             Net loss attributable to common stockholders          $ (255,017)  $ (795,164)
                                                                   ===========  ===========

             Basic loss per common share                           $     (.13)  $     (.48)
                                                                   ===========  ===========

          Diluted Loss Per Common Share:
             Weighted average common shares outstanding             1,959,575    1,647,024
             Net effect of the assumed exercise of stock
                options and warrants based on the treasury stock
                method using average market prices for the year             -            -
             Net effect of convertible preferred stock                      -            -
                                                                   -----------  -----------
             Total weighted average common shares and
                common stock equivalents outstanding                1,959,575    1,647,024
                                                                   ===========  ===========

          Net loss attributable to common
                stockholders                                       $ (255,017)  $ (795,164)
                                                                   ===========  ===========

          Diluted loss per common share                            $     (.13)  $     (.48)
                                                                   ===========  ===========



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

     Thacker filed its lawsuit against the holding company, which is not a party to the Agreement and is therefore the wrong entity. The holding company filed its Answer in June 2003, denying all claims and informing Thacker that it had sued the wrong entity. Thacker has agreed to file a joint consent order dismissing the holding company from the action and substituting ebank, the actual party to the Agreement, as the actual Defendant. The consent order also stipulates that ebank will be given an opportunity to file its own Answer. The Answer will be due thirty days after the Court approves the proposed consent order and discovery will commence anew after this Answer is filed.

     Other than the pending proposed consent order, no motions are pending in this action. We intend to vigorously defend this lawsuit.

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

     Effective January 2, 2002, we acquired all of the outstanding shares of Peachtree Capital Corporation, a Georgia corporation based in Atlanta which provides financial planning and securities brokerage services. Accordingly, Peachtree Capital Corporation was operated as a wholly owned subsidiary of the company during most of the nine month period ended September 30, 2002 and its results are included in our reported results of operations for such period. Subsequently, we entered into a definitive agreement, effective as of December 31, 2002, for the sale of all of the outstanding capital stock of Peachtree Capital Corporation to Caroline O. and Steven Harless in exchange for (1) 76,792 previously issued shares of our Series B-1 convertible preferred stock valued at $225,000; (2) 76,792 previously issued shares of our Series B-2 convertible preferred stock valued at $225,000; and (3) a cash payment of $578,000. Therefore, our results of operations for the quarter and the nine months ended September 30, 2003 do not include the operations of Peachtree Capital Corporation.

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

Financial  Condition
--------------------

     Total consolidated assets increased by $4.0 million to $105,421,933 during the nine-month period ended September 30, 2003. The increase in assets is primarily related to increases in investments of $9.1 million, commercial loans of $2.8 million, commercial real estate loans of $1.9 million, mortgage loans of $1.1 million and consumer loans of $0.6 million partially off-set by a decrease in mortgage loans held-for-sale of $7.8 million and Federal Funds sold of $4.8 million.

     Total consolidated liabilities increased by $4.0 million to $98,900,734 during the nine-month period ended September 30, 2003. The increase in liabilities is primarily related to a $6.5 million increase in other borrowings and a $4.7 million increase in certificates of deposits, off-set by decreases in money market deposits and other liabilities of $6.9 million and $0.7 million, respectively, during the nine-month period ended September 30, 2003.

Results of Operations- Nine months ended September 30, 2003 compared to the nine
---------------------
months  ended  September  30,  2002:

     Net income for the nine months ended September 30, 2003 was $105,493, or ($255,017) after taking into account $360,510 in dividends on preferred stock, compared with a net loss of ($398,879), or ($795,164) after taking into account $396,285 in dividends on preferred stock, for the nine months ended September 30, 2002. Net interest income, before provision for loan losses, for the nine-month period ending September 30, 2003 totaled $2,907,275, compared to net interest income, before provision for loan losses, of $2,773,169 for the nine-month period ending September 30, 2002. During the nine months ended September 30, 2003, net interest income of $51,452 was generated from loans held for sale by our former Maryland loan production office.

     Other income earned for the nine months ended September 30, 2003 and 2002 was $1,153,718 and $729,338, respectively. Included in other income for the nine months ended September 30, 2003 was $752,715 generated by the Maryland loan production office. The income from the Maryland loan production office consisted of gains on loans sold to investors in the secondary market. We will not realize any additional income from the Maryland operation. Additionally, other income includes gains on sale of investments and other real estate owned of $265,281 and $18,634, respectively. Included in other income for the nine months ended September 30, 2002 was $662,353 generated by Peachtree Capital Corporation.

     Operating expenses for the nine-month periods ending September 30, 2003 and 2002 totaled $3,266,500 and $3,792,667, respectively. Operating expenses for the current year include expenses associated with the Maryland loan production office and operating expenses for the prior year include expenses associated with Peachtree Capital Corporation. Operating expenses associated with the Maryland loan production office for the nine-month period ending September 30, 2003 totaled $360,543, consisting primarily of incentive compensation and other benefits. Operating expenses associated with Peachtree Capital Corporation for the nine-month period ending September 30, 2002 totaled $524,785.

After adjusting for operating expenses incurred in connection with the Maryland loan production office in 2003 and operating expenses for Peachtree Capital Corporation in 2002, total operating expenses for continuing operations declined by $361,925 for the nine-month period ending September 30, 2003 as compared to the prior year period.

Results  of  Operations-  Three  months ended September 30, 2003 compared to the
-----------------------
three  months  ended  September  30,  2002:

     Net income for the three months ended September 30, 2003 was $148,171, or $26,681 after taking into account $121,490 in dividends on preferred stock, compared with a net loss of ($122,225), or ($255,753) after taking into account $133,528 in dividends on preferred stock, for the three months ended September 30, 2002. Net interest income, before provision for loan losses, for the three-month period ending September 30, 2003 totaled $1,022,300, compared to net interest income, before provision for loan losses, of $953,395 for the three-month period ending September 30, 2002.

     Other income earned for the three months ended September 30, 2003 and 2002 was $86,518 and $228,634, respectively. Included in other income for the three months ended September 30, 2003 are gains on sale of investments and other real estate owned totaling $20,407 and $18,634, respectively. Included in other income for the three months ended September 30, 2002 was $206,266 generated by Peachtree Capital Corporation.

     Operating expenses for the three-month periods ending September 30, 2003 and 2002 totaled $960,647 and $1,304,254, respectively. Operating expenses for the three-month period of the prior year include expenses associated with Peachtree Capital Corporation. There were no operating expenses associated with the Maryland loan production office for the three-month period ending September 30, 2003. Operating expenses associated with Peachtree Capital Corporation for the three-month period ending September 30, 2002 totaled $180,237. After adjusting for operating expenses incurred in connection with the operating expenses for Peachtree Capital Corporation in 2002, total operating expenses for continuing operations declined $163,370 for the three-month period ending September 30, 2003 as compared to the prior year period.

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

     As of September 30, 2003 and December 31, 2002, the allowance was $1,435,330 and $963,301, respectively. We strengthened our provision for loan losses during the nine-month period ended September 30, 2003 by $689,000 as compared to an increase in provision of $108,719 during the same period in 2002. During the second quarter, we increased our provision by $586,000 primarily as a result of a significant increase in our non-performing loans during that period. At December 31, 2002, we had ten non-performing loans totaling $234,976. Non-performing loans declined slightly in the first quarter of 2003 to nine loans totaling $215,187. As of June 30, 2003, we had sixteen non-performing loans totaling $1,311,012. As of September 30, 2003, we had sixteen non-performing loans totaling $1,362,120.

     At December 31, 2002, there were twenty-two loans past due greater than 30 days totaling approximately $2,811,000. Loan delinquencies increased during the first quarter and at March 31, 2003, we had thirty-nine loans past due greater than 30 days totaling $5,429,000. Loan delinquencies declined in the second quarter and as of June 30, 2003, we had twenty-seven loans past due greater than 30 days totaling approximately $4.5 million. Although the number of delinquent loans decreased in the third quarter, the amount of delinquent loan balances increased slightly and as of September 30, 2003, we had twenty-four loans past due greater than 30 days totaling approximately $4.8 million. The allowance for loan losses, as a percentage of total gross loans, was 1.80% as of September 30, 2003, compared to 1.37% as of December 31, 2002. There were four loans charged-off for the nine-month period ended September 30, 2003 totaling $217,799.

Average  Balances,  Income  and  Expense,  and  Rates
-----------------------------------------------------

     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2003:

       Interest-                            Interest
     Earning Assets/           Average       Income/    Yield/
   Bearing Liabilities         Balance       Expense     Cost
--------------------------  -------------  -----------  -------

Federal funds sold          $  3,677,271   $   30,537     1.11%
Interest-bearing deposits        456,343        5,232     1.53%
Investment securities         16,683,120      712,136     5.71%
Loans                         79,875,509    3,988,915     6.68%
                            -------------  -----------  -------
      Total                 $100,692,243   $4,736,820     6.29%
                            =============  ===========  =======

Deposits                      79,792,095    1,545,375     2.59%
Other borrowings              10,879,534      284,170     3.49%
                            -------------  -----------  -------
      Total                 $ 90,671,629   $1,829,545     2.70%
                            =============  ===========  =======

Net interest income/spread                 $2,907,275     3.59%
                                           ===========  =======

Net interest margin                                       3.86%
                                                        =======

     The net interest margin for the first nine months of 2003 decreased to 3.86% as compared to 4.12% for the first nine months of 2002 and 4.30% for the full year in 2002.

     Liquidity  and  Sources  of  Capital
     ------------------------------------

     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits, advances from the Federal Home Loan Bank of Atlanta and security repurchase agreements. The September 30,

2003 financial statements reflect total cash, cash equivalents, and federal funds sold of approximately $1.3 million, or 1.2% of total assets. In addition to cash and cash equivalents, our ability to maintain and expand our deposit base and our borrowing capabilities are other sources of liquidity. For the nine-month period ended September 30,

2003, total deposits decreased from $84.6 million to $82.8 million, representing a decrease of 2.1%. As of September 30, 2003, we entered into $6 million of security repurchase agreements that enabled us to borrow funds at favorable rates using our investment securities as collateral. We have additional security repurchase borrowing capacity of approximately $13 million. We will increase deposits as required to fund loan growth, for loan purchases in the secondary markets and for purchases of investments. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations.

     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank's primary regulator.

                                                  Bank      Minimum
                                                Capital    Regulatory
                                                 Ratio    Requirement
                                                --------  ------------

Capital ratios at September 30, 2003
             Tier 1 capital                        8.96%          4.0%
             Tier 2 capital                        1.25%
                                                --------
                Total risk-based capital ratio    10.21%          8.0%
                                                ========

             Leverage ratio                        6.32%          4.0%

     The Office of Thrift Supervision has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

     The Office of Thrift Supervision has requested that the Bank maintain a total risk-based capital ratio of 10.0% or higher effective September 30, 2003. This request does not mean that the Office of Thrift Supervision has made any adverse determination about the Bank's level of capitalization. Rather, the Office of Thrift Supervision has asked us to maintain a total risk-based capital ratio in excess of "adequately capitalized" due to the fact that the proportion of the Bank's loan portfolio which consists of "non-homogenous" (i.e. non-residential mortgage) loans is somewhat higher than that of the average thrift institution.

     We believe that, as of September 30, 2003, we meet all capital requirements to which we are subject.

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



     The table below shows the interest rate sensitivity of our assets and liabilities as of September 30, 2003:

                                                      After three
                                          Within       but within    After one     After
                                           three         twelve      but within     five
                                          months         months      five years    years      Total
                                       -------------  ------------  ------------  --------  ---------
                                                         (Dollars in thousands)
Interest-earning assets:
   Interest-earning deposits           $         75   $         -   $         -   $     -   $     75
   Loans                                     36,757         7,911        11,493    23,664     79,825
   Investment securities                        450             -             -    22,715     23,165
   Federal funds sold                           320             -             -         -        320
                                       -------------  ------------  ------------  --------  ---------
Total earning assets                         37,602         7,911        11,493    46,379    103,385
                                       -------------  ------------  ------------  --------  ---------

Interest-bearing liabilities:
   Money market and NOW                      18,086             -             -         -     18,086
   Savings deposits                             513             -             -         -        513
   Time deposits                              8,676        18,948        31,352         -     58,976
   Repurchase agreements                      6,000             -             -         -      6,000
   Other borrowings                           5,741             -             -     4,000      9,741
                                       -------------  ------------  ------------  --------  ---------
Total interest-bearing liabilities           39,016        18,948        31,352     4,000     93,316
                                       -------------  ------------  ------------  --------  ---------

Interest-sensitivity gap               $     (1,414)  $   (11,037)  $   (19,859)  $42,379   $ 10,069
                                       =============  ============  ============  ========  =========

Cumulative interest-sensitivity gap    $     (1,414)  $   (12,451)  $   (32,310)  $10,069   $ 10,069
                                       =============  ============  ============  ========  =========

Ratio of interest-sensitivity gap to
   total earning assets                       -1.37%       -10.68%       -19.21%    40.99%      9.73%

Ratio of cumulative interest-
   sensitivity gap to total earning
   assets                                     -1.37%       -12.05%       -31.26%     9.73%

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

Loan  Portfolio
---------------

     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $79,875,509 for the nine-month period ended September 30, 2003. Total gross loans outstanding at September 30, 2003 were $79,825,280. The following table summarizes the composition of the loan portfolio at September 30, 2003:

                                                 Percent
                                      Amount     of total
                                   ------------  ---------

Commercial                         $15,612,145      19.56%
Real estate - individual            39,075,605      48.95%
Real estate - commercial            18,761,768      23.50%
Installment loans to individuals     6,375,762       7.99%
                                   ------------  ---------
Gross loans                         79,825,280     100.00%
                                                 =========

Less:   Net deferred loan fees         (90,756)
        Allowance for loan loss     (1,435,330)
                                   ------------
Total net loans                    $78,299,194
                                   ============

     The principal components of our loan portfolio at September 30, 2003 were mortgage loans and commercial loans, which represented approximately 92% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

ITEM 3.  CONTROLS  AND  PROCEDURES.

     As  of  the  end  of  the  period  covered by this quarterly report on Form
10-QSB, an evaluation was performed pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Thacker filed its lawsuit against the holding company, which is not a party to the Agreement and is therefore the wrong entity. The holding company filed its Answer in June 2003, denying all claims and informing Thacker that it had sued the wrong entity. Thacker has agreed to file a joint consent order dismissing the holding company from the action and substituting ebank, the actual party to the Agreement, as the actual Defendant. The consent order also stipulates that ebank will be given an opportunity to file its own Answer. The Answer will be due thirty days after the Court approves the proposed consent order and discovery will commence anew after this Answer is filed.

     Other than the pending proposed consent order, no motions are pending in this action. We intend to vigorously defend this lawsuit.

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

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K - There were no reports filed on Form 8-K for the period ended September 30, 2003.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ebank Financial Services, Inc.



Date: November 14, 2003                By: /s/ James L. Box
                                          --------------------------------------
                                           James L. Box
                                           President and Chief Executive Officer

                                       By: /s/ Wayne W. Byers
                                          --------------------------------------
                                           Wayne W. Byers
                                           Chief Financial Officer