Form 10KSB
period 2003-12-31
EBANK FINANCIAL SERVICES INC
filed 2004-03-30
CIK 1050725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1933

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 000-24043

ebank Financial Services, Inc.

(Name of Small Business Issuer in Its Charter)

Georgia	58-2349097
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2410 Paces Ferry Road, Suite 190

Atlanta, Georgia 30339
(Address of Principal Executive Offices) (Zip Code)

(770) 863-9225

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The Company’s revenues for the fiscal year ended December 31, 2003 were $7,519,277.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 2004, was $1,944,771. This calculation is based upon a value of $1.01 per share, which was the average bid and asked price of the common stock on the OTC Bulletin Board on such date and excludes the aggregate market value of the 148,757 shares of voting stock held by all of the officers and directors of the Company.

      There were 2,074,273 shares of the Company’s common stock issued and outstanding as of March 1, 2004.

      Transitional Small Business Disclosure Format. (Check one):     Yes ☐          No ☑

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be held on May 17, 2004 are incorporated by reference in Part III of this Form 10-KSB.

PART I
SUPERVISION AND REGULATION
PART II
Selected Consolidated Financial Data
Average Balances, Income and Expenses, and Rates
Composition of Loan Portfolio
Investment Securities Maturity Distribution and Yields
Deposit Composition
Maturities of Certificates of Deposits of $100,000 or more
PART III
SIGNATURES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
EX-10.16 EMPLOYMENT AGMT DATED 4/28/03
EX-10.21 LOAN AGMT DATED 12/10/03
EX-10.22 COMMERCIAL SECURITY AGMT DATED 12/10/03
EX-21.1 SUBSIDIARY OF THE COMPANY
EX-23.1 CONSENT OF PORTER KEADLE MOORE, LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I

Item 1.	Description of Business

      This Report, including but not limited to, matters described in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. These statements may relate to, among others, our future financial position, business prospects and strategy, projected costs and plans and objectives for future operations, growth and liquidity. Forward-looking statements generally can be identified by the use of words such as “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “consider,” “plan,” “estimate,” “project,” or “continue” or words of similar meaning. These statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from our historical results or from those anticipated or implied as of the date of this Report. Some of the factors that could cause such a variance are:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in the securities markets;

•	the potential economic effects of the September 11, 2001 terrorist attacks on the World Trade Center and the Pentagon, and the war in Iraq; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

      In the second quarter of 2001, we closed a private stock offering and raised net proceeds of approximately $4.5 million from the sale of 500,000 units consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. We also closed a subsequent private stock offering in the second quarter of 2001 and raised net proceeds of approximately $875,000 from the sale of 97,500 units consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. We used a portion of the proceeds of these offerings to repay the $2.5 million line of credit. In a third private stock offering in January 2002, we raised net proceeds of $100,000 from the sale of 10,000 units consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Pursuant to registration rights granted to the investors in the first two private offerings, we filed an initial shelf registration statement with the Securities and Exchange Commission on August 3, 2001. We filed a pre-effective amendment to the shelf registration statement on December 3, 2001 and the amended shelf registration statement was declared effective by the Securities and Exchange Commission on December 6, 2001. We agreed to add the common stock underlying the units issued in the third offering to the shelf registration statement when the first post-effective amendment to the shelf registration statement is filed. Pursuant to the terms of the registration rights agreements, however, we notified the holders in April 2002 to suspend their use of the related resale prospectus. In order to fulfill our obligation to provide such holders with a new resale prospectus, we anticipate filing a new registration statement covering the resale of all such shares as soon as required following the completion of the current offering of common stock discussed below.

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

      On September 27, 2002, we announced that our subsidiary, ebank, would establish a loan production office in Columbia, Maryland on October 1, 2002. The purpose of the loan production office was to originate home mortgages and home equity loans in several states (not including Georgia, where ebank is located) and sell the loans in the secondary market. The loan production office was established by the bank and managed by a previously unaffiliated individual, utilizing the services of a company controlled by this individual to provide facilities, including software, hardware, marketing, documentation and various other services relating to loan origination and loan sales. This company had a loan origination staff in place and a successful history of origination and selling home loans from its office located in Columbia, Maryland.

      Prior to making the arrangements to open the loan production office, the bank informally consulted staff of the Office of Thrift Supervisions (OTS) and no objection to the office was expressed. However, a few days after the September 27, 2002 announcement that the office would open on October 1, 2002, the OTS contacted the bank expressing regulatory concerns and requested detailed information about the arrangements for the loan production office. The concerns of the OTS focused mainly on the potential risks to the bank arising from funding and selling a large volume of loans relative to the bank’s size and capital and from operating a large unit located at such a distance from the bank’s main office, as well as policy concerns of federal banking regulators with respect to the use of the federal charter and federal preemption, particularly in connection with high cost loans. While the bank believed that the loan production office was a legitimate business activity of a federal savings bank, could be managed effectively and safely, would be profitable for the bank and would diversify the geographic markets in which the bank made home loans, the bank acceded to the wishes of the OTS and discontinued the operations of the loan production office on November 30, 2002, as announced on October 29, 2002. The loan production office was profitable for the bank for the period during which it was in operation.

      During the year in which Peachtree Capital Corporation was operated as a subsidiary of the Company, it became increasingly clear that the levels of operational synergies and profitability which both parties had anticipated as a result of the acquisition were not being realized. This led to various disagreements between the respective management teams of the Company and Peachtree Capital Corporation, which ultimately led both parties to conclude that it would be in their best interests to unwind the transaction. Accordingly, we entered into a definitive agreement, effective as of December 31, 2002, for the sale of all of the outstanding capital stock of Peachtree Capital Corporation to Caroline O. and Steven Harless. In exchange for all of the capital stock of Peachtree Capital Corporation, Caroline O. and Steven Harless, delivered to us (1) 76,792 previously issued shares of our Series B-1 convertible preferred stock valued at $225,000; (2) 76,792 previously issued shares of our Series B-2 convertible preferred stock valued at $225,000; and (3) a cash payment of $578,000. The amount of the consideration was determined based upon arm’s length negotiations. Pursuant to the agreement, Ms. Harless also resigned as a director of ebank Financial Services, Inc.

      Effective January 1, 2003, we changed the name of the holding company from ebank.com, Inc. to ebank Financial Services, Inc.

Recent Developments

      In early 2003, in contemplation of a private capital raising transaction, we entered into an agreement dated as of February 26, 2003 (the “Stock Purchase Agreement”) pursuant to which we agreed, subject to certain conditions, to sell 1,200,000 shares of our common stock for an aggregate consideration of $1,080,000 to Marshall Investments, L.P., a Georgia limited partnership in which Michael P. Marshall, Sr. is the general partner (“New Investor”), and to grant a related option which essentially would have permitted New Investor to maintain ownership of up to 20% of our issued and outstanding common stock through July 1, 2006.

      The obligation of New Investor to complete the purchase of shares was conditioned upon, among other things, all of the outstanding shares of the 8% Series A cumulative convertible preferred stock being retired and cancelled by the required closing date. We were not obligated to close the transaction if less than 80% of the outstanding shares of the 8% Series A cumulative convertible preferred stock was retired and cancelled by the required closing date. The Stock Purchase Agreement was subject to termination by either party if, through no fault of the terminating party, the closing of such transaction did not occur on or before June 26, 2003.

      Effective May 15, 2003, we commenced an exchange offer in the form of a private placement to the holders of all outstanding shares of 8% Series A cumulative convertible preferred stock, pursuant to which we offered (A) to exchange all of such shares for shares of common stock (on a one share for one share basis, as per the existing conversion feature) and (B) in connection therewith, to exchange all of such holders’ warrants to purchase common stock issued with the 8% Series A cumulative convertible preferred stock (the “Original Warrants”) for new warrants to purchase common stock with a lower exercise price of $1.75 per share and a new term of three years from the effective date of the exchange. We also offered to pay (in shares of our common stock) the dividend accrued through May 31, 2003 on all shares of 8% Series A cumulative convertible preferred stock tendered in the exchange offer.

      Upon expiration of the exchange offer, only 370,000 shares of Series A preferred, or 15% of such shares issued and outstanding, and Original Warrants exercisable for 185,000 underlying shares of Common Stock, or 15% of the outstanding Original Warrants, had been validly tendered for exchange and not withdrawn. In light of the very low percentage tendered, with the result that our acceptance of such tenders could not be expected to significantly reduce the preferred dividend burden on the Company or increase the liquidity of trading in our common stock, our Board of Directors concluded that there was a high probability that the ability of both the Company and the tendering security holders to realize the benefits expected as a result of the Exchange Offer would be substantially impaired. Accordingly, in reliance on one of the terms of the exchange offer which gave us the right to reject all tendered Series A preferred shares and Original Warrants if certain changes occurred which, in our reasonable judgement, might materially impair the benefits expected from the Exchange Offer, we elected not to accept any of the shares of Series A Preferred and Original Warrants tendered in the Exchange Offer.

      Following the failure to occur of the condition that all of the outstanding shares of the 8% Series A cumulative convertible preferred stock be retired and cancelled by June 26, 2003, the New Investor advised us of its election not to close the transactions contemplated by the Stock Purchase Agreement.

      In December 2003, pursuant to our compensation arrangement with Attkisson, Carter & Company (formerly, Attkisson, Carter & Akers) for serving as Dealer Manager and Exchange Agent with respect to the private exchange offer which we conducted in May and June of 2003 to holders of our Series A preferred stock, we reset the exercise price for 126,874 warrants previously issued for services rendered in two other private placements to $1.75 per share of common stock and reset the expiration date to three years from the date of expiration of the exchange offer.

      On February 11, 2004, we commenced an offering to raise up to $4 million of new capital through the sale of up to 3,703,704 shares of the Company’s common stock at a price of $1.08 per share, subject to a minimum subscription amount of 100 shares for each investor. The offering price was set at a discount of approximately 26% to the book value of our common stock as of September 30, 2003 ($1.46 per share). The offering will terminate 90 days following its commencement (on May 11, 2004), although we may extend the offering for one additional 30-day period in our sole discretion.

      We are making the offering to raise up to $4 million of new capital to support the future growth and development of the business of ebank Financial Services, Inc. If the offering is successful, we intend to use approximately $375,000 of the proceeds to repay certain outstanding debt of the Company. We expect to use substantially all of the remaining proceeds as additional regulatory and working capital for our subsidiary bank, ebank, to support future growth in its deposits and asset base. In recent months, we have seen increased opportunities to expand the bank’s deposit base and a corresponding increase in demand for loans which management believes will enhance the profitability of ebank. We need additional capital to enable the bank to take advantage of these opportunities while continuing to meet or exceed all applicable capital requirements of the Office of Thrift Supervision, the bank’s primary regulator.

      We are conducting the offering solely on a best efforts basis, with no involvement of or purchase commitments from any underwriters. We have engaged the firm of Jones, Byrd & Attkisson, Inc. to serve as our Placement Agent for purposes of soliciting investor responses and participation in the offering and responding to inquiries concerning the offering, and we will reimburse that firm for their reasonable expenses in connection with such engagement. Additionally, we will pay a commission equal to 4% of the subscription price in connection with any subscription directly solicited by the Placement Agent. We also will pay a 4% commission on the same basis in connection with subscriptions received from other investors who name another eligible NASD member firm in their executed Subscription Agreement as having assisted the investor with their subscription. The Placement Agent and these member firms may be deemed to be underwriters under the Securities Act of 1933, and therefore, the fees and commissions to be paid by us to the member firms may be deemed to be underwriting discounts and commissions. We will not allow any other discounts or commissions in connection with the offering.

      For the first 30 days of the offering, we were accepting subscriptions on a “first come, first served” basis only from holders of currently outstanding shares of our common stock and our Series A preferred stock, and from our directors and employees (including executive officers), who are residents of those states in which this offering is being made. Following March 12, 2004, the offering became open to all investors on a “first come, first served” basis, regardless of any existing shareholder, employee or director status with the Company.

      In order to limit the costs of state “Blue Sky” law compliance to an amount deemed reasonable in relation to the amount of capital to be raised, we are making this offering only to investors who are residents of the States of Georgia, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee and Virginia, contingent upon our successful registration of the offering under the applicable Blue Sky law provisions of each such state. Commencement of the offering in the States of North Carolina and Ohio is delayed until a sufficient amount of shares have been sold in other jurisdictions to ensure compliance with applicable state regulatory requirements concerning the ratio of the total expenses of the offering to the total proceeds from the offering.

      In order to ensure compliance with applicable governmental regulations, we will not be required to issue shares in the offering to any person who, in our sole judgment and discretion, is required to obtain prior clearance, approval or nondisapproval from any state or federal bank regulatory authority (including without limitation the Office of Thrift Supervision) to own or control shares of our common stock unless, prior to the expiration of the offering, evidence of such clearance, approval or nondisapproval has been provided to the Company.

      On February 23, 2004, Stephen R. Gross resigned from our board of directors effective March 1, 2004. Mr. Gross, one of the company’s founding directors, resigned from our board due to a potential conflict of interest that could develop as a result of a business affiliation. Subsequent to his resignation, we decreased the size of our board of directors from eight to seven.

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

      Customers can access ebank through any Internet service provider by means of an acceptable secure web browser. In doing so, customers can apply for loans, review account activity, enter transactions into an online account, pay bills electronically, receive statements by mail, and print bank statement reports from any personal computer with a secure web browser, regardless of its location. To open a new account, the customer completes the online enrollment form on our website, prints the signature card, signs it, and mails it to us. Customers can make deposits into an open account at ebank through direct deposit programs, by transferring funds between ebank accounts, by wire transfer, or by mail. Customers can also make withdrawals and have access to their accounts at ATMs that are affiliated with the Cirrus, Honor, Avail and Star networks.

Operations

Products and Services

      We provide a broad array of financial products and services to our small business and retail customers, including checking accounts, money markets, CDs, ATM cards, home equity loans, mortgage loans, commercial loans, credit cards and bill payment services. In addition, from January 2, 2002 through December 31, 2002, we provided comprehensive investment services, including personal financial planning; life, health and disability insurance; portfolio management; and financial advisory services for entrepreneurs and small businesses through our former subsidiary, Peachtree Capital Corporation. We provide small businesses with the same types of products and services that large banks have traditionally offered only to their largest customers. Some of our products and services include the following:

•	A full array of deposit products, including checking, money management accounts, and CDs.

•	Residential mortgage lending products, including home equity lines of credit and first and second mortgages.

•	Consumer loans and personal lines of credit.

•	Loans to small businesses and residential builders as well as commercial real estate developers.

•	ATM Cards — Each customer automatically receives a free ATM card when he or she opens an account. Customers can access their accounts at ATMs affiliated with the Cirrus, Honor, Avail and Star networks. We currently do not charge any ATM fees. In addition, although the operator of the ATM generally imposes fees, we currently reimburse these fees to our customers for their first six ATM usages each month.

•	Online Account Statements and Bill Payment — Customers can track the activity in their accounts directly through the Internet at any time and pay their bills electronically, obtain account balances and transaction history, transfer funds between various accounts, and even download account statements.

     Systems Conversion

      The Company successfully converted from its former banking platform provided by London Bridge Phoenix Software, Inc. to Fiserv’s Premier II banking platform in February 2004. The new banking platform, a fully integrated software solution, enables the Company to further increase operational efficiencies throughout the organization and better serve the Company and its customers.

     Security

      The security of our Internet banking applications is of utmost importance, and we are committed to providing the highest precautions appropriate to ensure that our customer information is safeguarded. We regularly evaluate the latest changes in Internet banking system security in an effort to maintain the highest standards of security.

      We address our system security at three levels. First, our primary concern is to ensure the security of customer information as it is sent from the customer’s personal computer to our web server. Second, we have taken steps to ensure the security of the environment in which our Internet banking server and customer information database reside. Third, we have implemented Internet security measures to prevent unauthorized users from logging in to the online banking section of our website.

      We use a combination of proprietary and industry standard security measures to protect customers’ assets. Customers are assigned unique customer access codes, user identifications, and passwords that must be used each time they log on to the system. We rely on encryption and authentication technology, including public key cryptography technology, to provide the security and authentication necessary to effect the secure exchange of information. Telephone transactions are secured through a personal identification number — the same technology used in ATMs.

      To ensure reliable access to our internet domain ebank.com, we have implemented contingency and disaster recovery programs to effectively minimize any service outage due to hardware or software failures. “Mirroring” creates a continuous backup of all data and is stored in two physical locations for assurance of customer access reliability. In the event of an interrupted access over the Internet, a customer will continue to have access to their funds through several means, including ATM/debit cards and paper checks. We monitor Internet and network traffic to our website and have the ability to detect and disarm unwanted entries. We also retain records of and periodically review this traffic history, as well as a transactional log of our customer transactions, to assist us in maintaining a proactive approach to our security needs.

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

      Our corporate name is “ebank Financial Services, Inc.,” formerly “ebank.com, Inc,” and we operate our subsidiary bank, “ebank,” under a thrift charter granted to us by the Office of Thrift Supervision. We own the domain name “ebank.com,” which is registered with Network Solutions. However, we do not have a federal trademark to the name “ebank.”

      We previously acquired numerous top level domain names and country-code level domain names and we had service mark registrations, or applications pending, for the name “ebank.com” or “ebank” (with a design) in a number of countries. In line with our revised business strategy emphasizing our traditional banking business, we do not intend to maintain any of the service mark registrations or to pursue any of the service mark applications that relate to countries other than the United States.

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

Employees

      As of March 30, 2004 we had 25 full-time employees and one part-time employee. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Gramm-Leach-Bliley Act

      On November 12, 1999, the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law by President Clinton. The Act permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

      The Act contains a number of provisions specifically applicable to federal thrifts. For example, the Act provides regulatory relief for community banks with satisfactory or outstanding Community Reinvestment Act ratings in the form of less frequent compliance examinations and creates privacy provisions that address consumer needs without disrupting necessary information sharing between community banks and their financial services partners.

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

Supervision of ebank Financial Services, Inc.

      We are a registered holding company under the Savings and Loan Holding Company Act and the Financial Institutions Code of Georgia. We are regulated under these acts by the Office of Thrift Supervision and are required to file various reports with, and are subject to examination by, the Office of Thrift Supervision.

      As a thrift holding company owning only one savings institution, we are considered a unitary thrift holding company, and we obtained our charter before the implementation of the restrictions under the Gramm-Leach-Bliley Act. This means that, as long as our subsidiary ebank continues to qualify as a “qualified thrift lender” as described below, we may engage in a broad range of business activities not permitted to commercial bank holding companies or multiple-thrift holding companies. See “Supervision and Regulation — Qualified Thrift Lender Requirements.”

      We would be required to obtain approval from the Office of Thrift Supervision in order to acquire control of another savings association or thrift holding company. We may, however, acquire as much as 5% of the voting stock of a savings institution or savings and loan holding company without seeking regulatory approval.

      Federal law generally provides that no person or entity, acting directly or indirectly or through or in concert with one or more other persons or entities, may acquire control, as that term is defined in Office of Thrift Supervision regulations, of a federally insured savings association without giving 60 days written notice to the Office of Thrift Supervision and providing the Office of Thrift Supervision an opportunity to disapprove the proposed acquisition. These provisions also prohibit, among other things, any director or officer of a thrift holding company, or any individual who owns or controls more than 25% of the voting shares of a thrift holding company, from acquiring control of any savings association that is not a subsidiary of such thrift holding company, unless the acquisition is approved by the Office of Thrift Supervision. Under Office of Thrift Supervision regulations, the term “savings association” includes federally charted savings banks as well as the holding companies of such institutions.

      Control, as defined under Office of Thrift Supervision regulations, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the savings association’s directors, or a determination by the Office of Thrift Supervision that the acquirer has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings association’s voting stock, if the acquirer also is subject to any one of eight “control factors,” constitutes a rebuttable determination of control under the regulations. These control factors include the acquirer being one of the two largest stockholders of any class of voting stock. The determination of control may be rebutted by submission to the Office of Thrift Supervision, prior to the acquisition of stock or the occurrence of any other circumstances giving rise to the determination, of a statement setting forth facts and circumstances which would support a finding that no control relationship will exist and containing certain undertakings. The regulations provide that persons or companies which acquire beneficial ownership exceeding 10% or more of any class of a savings association’s stock must file with the Office of Thrift Supervision a certification that the holder is not in control of the institution, is not subject to a rebuttable determination of control and will take no action which would result in a determination or rebuttable determination of control without prior notice to or approval of the Office of Thrift Supervision, as applicable.

Supervision of ebank

      General. ebank operates as a federal savings bank incorporated under the laws of the United States. ebank’s primary federal regulator is the Office of Thrift Supervision, but the bank is also regulated by the FDIC. The Office of Thrift Supervision conducts regular examinations of ebank and regulates or monitors virtually all areas of the bank’s operations, including:

•	security devices and procedures,

•	adequacy of capitalization and loss reserves,

•	loans,

•	investments,

•	borrowings,

•	deposits,

•	mergers,

•	issuances of securities,

•	payment of dividends,

•	interest rates payable on deposits,

•	interest rates or fees chargeable on loans,

•	establishment of branches,

•	corporate reorganizations,

•	maintenance of books and records, and

•	adequacy of staff training to carry on safe lending and deposit gathering practices.

      Capital Requirements. The Office of Thrift Supervision requires that all savings institutions maintain an amount of capital in excess of certain minimum levels and has implemented regulations imposing three different capital tests. These regulations require that ebank maintain:

      “Tangible capital” in an amount of not less than 1.5% of total assets. “Tangible capital” generally is defined as:

•	core capital,

•	less intangible assets and investments in certain subsidiaries, and

•	excluding purchased mortgage-servicing rights.

      “Core capital” in an amount not less than 4.0% of total assets. “Core capital” generally includes:

•	common shareholders’ equity,

•	noncumulative perpetual preferred stock and related surplus,

•	minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill),

•	certain investments in certain subsidiaries, and

•	90% of the fair market value of readily marketable purchased mortgage-servicing rights and purchased credit card relationships.

      “Risk-based capital” equal to 8.0% of “risk-weighted assets.” “Risk-based capital” includes core capital plus supplementary capital, less certain deductions. Supplementary capital includes preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets. The amount of supplementary capital included as risk-based capital cannot exceed 100% of core capital. To determine total risk-weighted assets:

•	each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset);

•	the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset); and

•	the resulting amounts are added together and constitute total risk-weighted assets.

      The risk-based capital standards also take into account interest rate risk, concentration of credit risk, risk from nontraditional activities and actual performance, and expected risk of loss on multi-family mortgages. In addition, the regulations require an institution to maintain a minimum ratio of core capital to total risk-weighted assets of 4%.

      The Office of Thrift Supervision may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it has requested that the bank maintain a total risk-based capital ratio of 10.0% or higher effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e. non-residential mortgage) loans is somewhat higher than that of the average thrift institution. The most recent notice from the Office of Thrift Supervision categorized the bank as well capitalized under the regulatory framework for prompt corrective action. However, as of December 31, 2003 our total risk based capital was slightly below 10% at 9.76%. The bank was nevertheless adequately capitalized (above 8%) at December 31, 2003. Further, since the holding company contributed additional capital to the bank in the first quarter of 2004, management expects the bank’s total risk based capital to be above 10% at March 31, 2004.

      The above capital requirements are viewed as minimum standards by the Office at Thrift Supervision. The OTS regulations contain prompt corrective action provisions that require certain mandatory remedial actions and authorize certain other discretionary actions to be taken by the OTS against a savings association that falls within specified categories of capital deficiency. The relevant regulations establish five categories of capital classification for this purpose, ranging from “well-capitalized” or “adequately capitalized” through “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” In general, the prompt corrective action regulations prohibit an OTS-regulated institution from declaring any dividends, making any other capital distributions, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories.

      In addition, the Georgia Department of Banking and Finance requires thrift holding companies to maintain a 5% Tier 1 capital ratio on a consolidated basis. Tier 1 capital is substantially the same as core capital.

      Deposit Insurance. Deposits at ebank are insured by the FDIC up to $100,000 for each insured depositor. The FDIC establishes rates for the payment of premiums by federally insured commercial banks and savings banks, or thrifts, for deposit insurance. The FDIC maintains a separate Bank Insurance Fund for banks and Savings Association Insurance Fund for savings banks and thrifts. Insurance premiums are charged to financial institutions in each category and are used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured banks and thrifts have paid for deposit insurance under a risk-based premium system, with higher risk institutions paying higher premiums. Risk is determined by each institution’s federal regulator on a semi-annual basis and based on its capital reserves and other factors. Increases in deposit insurance premiums or changes in risk classification would increase ebank’s cost of funds.

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

      Transactions With Affiliates and Insiders. The bank is subject to restrictions on the amount of loans or credit to and investments it may make with directors and other insiders and with affiliated companies. Extensions of credit to insiders generally may not exceed 15% of the bank’s capital and surplus and typically must be on terms no more favorable than those available to any other comparable borrower. Special approval and collateralization requirements also may apply.

      With regard to affiliated companies, the aggregate of all covered transactions — a term that includes extensions of credit as well as certain other transactions — is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Certain covered transactions must also meet specified collateral requirements. The bank generally is prohibited from purchasing low quality assets from an affiliate.

      ebank may engage in transactions with affiliates only if the transactions are on substantially the same terms, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliates. Extensions of credit to affiliates must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

      Dividends. ebank is subject to regulatory restrictions on the payment of dividends, including a prohibition on payment of dividends from its capital. Dividends may only be paid out of the bank’s net income (if any) for the year to date plus retained earnings for the preceding two years. The bank must notify the Office of Thrift Supervision prior to the payment of any dividends. In addition, under the FDIC

Improvement Act, the bank may not pay a dividend if it would cause the bank to become undercapitalized.

      Branching. As a federal savings bank, ebank does not have any regulatory restrictions on its ability to branch in any state, except that we must first obtain the approval of the Office of Thrift Supervision.

      Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision to evaluate our record of meeting the credit needs of our local community, including low and moderate-income neighborhoods. The Office of Thrift Supervision must also consider these factors when it evaluates mergers, acquisitions, and applications to open a branch or facility. Failure to meet these standards could result in restrictions on our operations. ebank’s most recent Community Reinvestment Act rating is satisfactory.

      Liquidity. Federal regulations require us to maintain an average daily balance of liquid assets based on the amount of our deposits and short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers’ acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds, and specified United States government, state, or federal agency obligations. This liquidity requirement may be changed from time to time by the Office of Thrift Supervision to any amount from 4% to 10% depending upon economic conditions and the deposit flows of member institutions. The current number is 5%. The Federal Reserve Board has also adopted regulations that require savings associations to maintain nonearning reserves against their transaction accounts, primarily NOW and regular checking accounts. These reserves may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, this reserve requirement will reduce the amount of the bank’s interest-earning assets.

      Qualified Thrift Lender Requirement. In order to exercise the powers granted to federally chartered savings associations and maintain full access to Federal Home Loan Board advances, ebank must meet the definition of a “qualified thrift lender.” ebank will qualify as a qualified thrift lender as long as its “qualified thrift investments” equal or exceed 65% of its “portfolio assets” on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of small business loans, as well as various housing related loans and investments such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities, certain obligations of the FDIC, and shares of stock issued by any Federal Home Loan Board, the FHLMC, or the FNMA. Qualified thrift investments also include certain other specified investments, subject to a percentage of portfolio assets limitation. For purposes of the qualified thrift lender test, the term “portfolio assets” means the savings institution’s total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets. The bank’s qualified thrift investments currently represent approximately 81.34% of its portfolio assets.

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

      Loans to One Borrower Limitations. The Home Owners Loan Act will generally require that we comply with the limitations on loans to a single borrower applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. The Home Owners Loan Act provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits under one of the following circumstances: for any purpose, in any amount not to exceed $500,000; or to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings association’s unimpaired capital and unimpaired surplus, provided other conditions are satisfied.

      Commercial Real Property Loans. Office of Thrift Supervision regulations generally limit the aggregate amount of nonresidential mortgage loans that a federal savings association may make to 400% of total capital.

      Other Regulations. Interest and certain other charges collected or contracted for by ebank are subject to certain federal regulations concerning interest rates which preempt state law in this area. The bank’s loan operations are also subject to certain federal laws applicable to credit transactions, including the following:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	the Real Estate Settlement Procedures Act, governing certain aspects of residential mortgage loan origination and servicing; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

      The deposit operations of ebank are also subject to certain federal laws, including:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the Truth-in-Savings Act and Regulation DD, which requires disclosure and imposes certain interest rate disclosure requirements in connection with consumer deposit accounts.

      Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments, and deposits through its open market operations in United States government securities, and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Recent Legislation

      USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11,

2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains broad anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

      Sarbanes-Oxley Act. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “SOA”) was enacted. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

      The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”), under the Securities Exchange Act of 1934 (the “Exchange Act”).

      The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA imposes significant new federal requirements on corporate boards of directors and management, and on the accounting profession.

      The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

      Other Pending Matters. Additional legislation and administrative actions affecting the financial services industry are being considered and in the future may be considered by the United States Congress, state legislatures (including the Georgia Legislature) and various regulatory agencies, including those referred to above. These matters include FDIC proposals concerning comprehensive deposit insurance reform legislation which is currently under consideration in Congress. We are not able to predict with certainty whether any of such legislation or administrative actions will be enacted or the extent to which the financial services industry in general or the Company and ebank in particular would be affected thereby.

Item 2.     Description of Property.

      Our principal executive offices are located at 2410 Paces Ferry Road, Suite 190, Atlanta, Georgia 30339, and our telephone number is (770) 863-9225. Our existing full-service branch is also located at 2410 Paces Ferry Road, Suite 190, Atlanta, Georgia 30339. Our Internet banking, operations, and mortgage processing divisions are located at 2690 Cumberland Parkway, Suites 200 and 230, Atlanta, Georgia 30339. All of the foregoing offices are currently being leased. You may view our website at www.ebank.com, but this report does not incorporate by reference any information on our website. We are providing our Internet address for reference purposes only.

Item 3.     Legal Proceedings.

      In May 2003, Thacker & Loucks, Inc., d/b/a Thacker & Loucks Financial Services, a Georgia corporation (“Thacker”), filed an action against the holding company in the State Court of Fulton County alleging a breach of contract by the holding company. The breach of contract alleged by Thacker relates to a Servicing Representative Agreement dated as of August 3, 2001 (the “Agreement”) by and between ebank, the holding company’s subsidiary, and Thacker. Under the Agreement, ebank agreed to discount from time to time an indeterminate number of certain types of contracts which met ebank’s underwriting criteria. Pursuant to the terms of the Agreement, in February of 2003, ebank provided Thacker with written notice of ebank’s intention to terminate the Agreement after the expiration of a 180-day notice period.

      The complaint filed by Thacker alleged that the holding company failed to approve loans which met or exceeded the underwriting criteria and failed to communicate with Thacker. The complaint filed by Thacker seeks contractual damages in the amount of Three Million Five Hundred Thousand Dollars, plus reasonable attorney’s fees and costs of the litigation.

      We believe that ebank has abided by all applicable terms of the Agreement, including those terms related to continuing performance during the notice period prior to termination, and that the claim asserted by Thacker is without merit.

      Thacker filed its original lawsuit against the holding company, which was not a party to the Agreement and was therefore the wrong entity. The holding company filed its Answer in June 2003, denying all claims and informing Thacker that it had sued the wrong entity. Thacker agreed to file a joint consent order dismissing the holding company from the action and substituting ebank, the actual party to the Agreement, as the actual Defendant. The consent order stipulated that ebank would be given an opportunity to file its own Answer. This Answer was filed in December 2003 and discovery has commenced in the amended action.

      There are no motions pending in this action. We intend to vigorously defend this lawsuit.

Item 4.     Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

      Since our initial public offering on August 6, 1998, our common stock has been quoted on the OTC Bulletin Board, originally under the symbol “STCH” and, since May 3, 1999, under the symbol “EBDC.” As of March 1, 2004, we had approximately 759 common stock shareholders of record.

      The following table sets forth for the periods indicated the high and low bid prices per share of common stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

2003
First Quarter	$1.45	$1.10
Second Quarter	$2.00	$1.28
Third Quarter	$2.20	$1.20
Fourth quarter	$2.00	$1.20
2002
First quarter	$2.75	$1.60
Second quarter	$2.24	$1.53
Third quarter	$1.95	$1.40
Fourth quarter	$1.67	$.80

Dividends

      We are obligated to pay cumulative dividends at a rate of 8% on the outstanding shares of Series A preferred stock. The dividends on each share accrue from the date of purchase, whether or not declared.

At our option, we may pay these dividends in cash or in additional shares of our common stock. We anticipate that we will pay these dividends in additional shares of common stock. On February 25, 2002, our board of directors declared a dividend accrued on our Series A preferred stock from issuance date through February 28, 2002 and elected to pay the dividend in shares of common stock. The dividend was paid on March 15, 2002 to Series A preferred stock shareholders of record on February 28, 2002. The dividend, which was based on the closing price of our common stock on the record date, resulted in the issuance of 216,675 shares of common stock. On February 24, 2003, our board of directors declared an additional dividend accrued on our Series A preferred stock through February 28, 2003 and elected to pay the dividend in shares of common stock. The dividend was paid on March 25, 2003 to Series A preferred stock shareholders of record on February 28, 2003. The dividend, which was based on the closing price of our common stock on the record date, resulted in the issuance of 332,416 shares of common stock. Our board of directors has not declared a dividend on our series A preferred stock as of March 10, 2004.

      We previously were obligated to pay cash dividends semiannually at a rate of 9% on the outstanding shares of Series B-1 preferred stock through January 2, 2003 and to pay cash dividends semiannually at a rate of 9% on the outstanding shares of Series B-2 preferred stock through January 2, 2004. Effective December 31, 2002, these dividend obligations were terminated when we acquired and cancelled all of the Series B-1 and Series B-2 preferred stock as partial consideration for the sale of all of the capital stock of Peachtree Capital Corporation. See “General” in Item 1 above.

      To date, we have not declared or paid cash dividends on the common stock, and for the foreseeable future we do not intend to declare cash dividends on common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends. In addition, the Office of the Thrift Supervision regulates the dividends payable by our subsidiary, ebank. See “Supervision of ebank — Dividends” in Item 1 above.

      Effective as of October 1, 2003, we issued an aggregate of 13,200 shares of common stock (plus 884 additional shares of common stock in payment of accrued but unpaid dividends through the date of conversion) to three holders of our Series A preferred stock upon the conversion of such shares to common stock pursuant to the one-for-one conversion ratio of the of Series A preferred stock. The issuance of the shares of common upon conversion was made pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act.

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Consolidated Financial Data

      The following selected consolidated financial data for the years ended December 31, 2003 and 2002 are derived from our financial statements and other data about us. The consolidated financial statements for December 31, 2003 and 2002 were audited by our independent certified public accountants Porter Keadle Moore, LLP. The selected consolidated financial data should be read in conjunction with our financial statements included elsewhere in this annual report.

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(Dollars in thousands, except
	per share data)
Statement of Operations Data:
Interest income	$6,355	$6,605
Interest expense	2,418	2,704

Net interest income	3,937	3,901
Provision for loan losses	894	322

Net interest income after provision for loan losses	3,043	3,579
Noninterest income	1,165	3,672
Noninterest expense	4,328	8,241

Net loss	$(120)	$(990)

Weighted average shares outstanding	1,988,598	1,663,407
Net loss per share	$(0.30)	$(0.89)
Balance Sheet Data (at period end):
Total assets	$111,566	$101,417
Earning assets	109,893	98,505
Federal funds sold and investment securities	28,922	19,262
Loans, net of unearned income	81,020	78,345
Allowance for loan losses	(1,205)	(963)
Deposits	95,487	84,578
Borrowings	9,372	9,280
Shareholders’ equity	6,359	6,530
Book value per common share	$3.06	$3.78
Performance Ratios:
Return on average assets	(0.11)%	(1.05)%
Return on average equity	(1.83)%	(13.88)%
Interest rate spread	3.54%	3.97%
Net interest margin	3.72%	4.30%
Asset Quality Ratios:
Allowance for loan losses to period end loans	1.49%	1.23%
Net charge-offs to average loans	0.81%	0.28%
Nonperforming loans to period end loans	2.91%	0.30%
Nonperforming assets to period end total assets	2.12%	0.23%

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(Dollars in thousands, except
	per share data)
Capital and Liquidity Ratios:
Leverage (4.00% required minimum)	5.78%	5.98%
Risk-based capital
Tier 1	8.51%	8.40%
Total	9.76%	9.65%
Average loans to average deposits	84.82%	98.30%
Average equity to average assets	5.88%	7.53%

General

      Effective January 2, 2002, we acquired all of the outstanding shares of Peachtree Capital Corporation, a Georgia corporation based in Atlanta which provides financial planning and securities brokerage services. Accordingly, Peachtree Capital Corporation was operated as a wholly owned subsidiary of the company the fiscal year ended December 31, 2002, and its results are included in our reported results of operations for such periods. Subsequently, we entered into a definitive agreement, effective as of December 31, 2002, for the sale of all of the outstanding capital stock of Peachtree Capital Corporation to Caroline O. and Steven Harless in exchange for (1) 76,792 previously issued shares of our Series B-1 convertible preferred stock valued at $225,000; (2) 76,792 previously issued shares of our Series B-2 convertible preferred stock valued at $225,000; and (3) a cash payment of $578,000. Therefore, our results of operations for the fiscal year ended December 31, 2003 do not include the operations of Peachtree Capital Corporation.

      On September 27, 2002, we announced that our subsidiary, ebank, would establish a loan production office in Columbia, Maryland on October 1, 2002. The function of the loan production office was to originate home mortgages and home equity loans and to sell them in the secondary market. Although the Columbia office was established on October 1, 2002 as planned, we decided to discontinue operations on November 30, 2002, after consultations with the Office of Thrift Supervision, the bank’s primary regulator. Our results for the first quarter of fiscal 2003 include the proceeds from the sale of all loans generated by the Maryland operation, and we will not realize any additional income from this operation in future periods.

Analysis of the Fiscal Years Ended December 31, 2003 and 2002

      During the year ended December 31, 2003, our assets grew from $101,417,310 to $111,566,454. Our interest income, net of interest expense, increased slightly from $3,900,937 for the year ended December 31, 2002 to $3,937,023 for the year ended December 31, 2003. We increased our provision for loan losses from $321,719 for the year ended December 31, 2002 to $894,000 for the year ended December 31, 2003. Thus, after deductions for interest expense and provision for loan losses, our net interest income decreased from $3,579,218 for the year ended December 31, 2002 to $3,043,023 for the year ended December 31, 2003.

      Non-interest income decreased from $3,672,458 for the year ended December 31, 2002 to $1,164,539 for the year ended December 31, 2003. The significant decrease in non-interest income is primarily related to our Maryland loan operation, which generated $2,696,176 in gains associated with loans sold in the secondary market, and to Peachtree Capital Corporation which generated $806,479 in brokerage related income for the year ended December 31, 2002 as compared to only $752,792 in non-interest income related to our Maryland loan operation for the year ended December 31, 2003. There was no noninterest income associated with Peachtree Capital Corporation in the current year.

      Non-interest expense decreased from $8,241,353 for the year ended December 31, 2002 to $4,327,665 for the year ended December 31, 2003. The significant decrease in non-interest expense is primarily related to our ceasing the Maryland loan operation, which incurred $393,285 and $3,164,308 in operating expenses for the year ended December 31, 2003 and 2002 respectively. Peachtree Capital Corporation incurred $711,736 in operating expenses for the year ended December 31, 2002 and no operating expenses in the current year.

Results of Operations

      Net Loss. We incurred a loss of $120,103 and had a net loss attributable to common shareholders of $601,403, or $(0.30) per common share after taking into account $481,300 in cumulative dividends on the preferred stock, for the year ended December 31, 2003. We earned $3,937,023 in net interest income and $1,164,539 in noninterest income for the year, but these amounts were offset by noninterest expense of $4,327,664, and a provision for loan losses of $894,000.

      We incurred a loss of $989,677 and had a net loss attributable to common shareholders of $1,472,815, or $(.89) per common share after taking into account $483,138 in dividends on the preferred stock, for the year ended December 31, 2002. We earned $3,900,937 in net interest income and $3,672,458 in noninterest income for the year, but these amounts were offset by noninterest expense of $8,241,353, and a provision for loan losses of $321,719.

      Net Interest Income. Our primary source of revenue is net interest income, which is the difference between income on interest-earning assets and expense on interest-bearing liabilities. Our net interest income was $3,937,023 for the year ended December 31, 2003. Net interest spread, the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.54% for the year ended December 31, 2003. Our net interest margin, which is net interest income divided by average interest-earning assets, was 3.72% for the year ended December 31, 2003. Average loans comprised 73.8% of our average earning assets in 2003.

      Our net interest income was $3,900,937 for the year ended December 31, 2002. Net interest spread was 3.97% for the year ended December 31, 2002. Our net interest margin was 4.30% for the year ended December 31, 2002. Average loans comprised 83.5% of our average earning assets in 2002.

      Average Balances, Income and Expenses, and Rates. The following table depicts, for the periods indicated, information related to our average balance sheet. The average yields on assets and average costs of liabilities represent the annualized rates for December 31, 2003 and 2002. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.

Average Balances, Income and Expenses, and Rates

	Year Ended December 31,			Year Ended December 31,
	2003			2002

	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$81,003	$5,291	6.53%	$75,780	$5,818	7.68%
Interest-bearing deposits	485	5	1.11	287	9	3.25
Investment securities	21,226	1,026	4.83	12,227	729	5.96
Federal funds sold	3,228	33	1.01	2,458	49	1.98

Total interest-earning assets	105,942	6,355	6.00	90,752	6,605	7.28

Other assets	5,830			3,859

Total assets	$111,772			$94,611

Liabilities
Interest-bearing liabilities:
Interest-bearing transaction accounts	$2,585	19	0.73	$3,352	55	1.64
Money market accounts	25,437	266	1.04	22,636	481	2.13
Savings deposits	334	5	1.54	226	4	1.72
Time deposits	60,783	1,749	2.88	45,710	1,798	3.93
Other borrowing	9,260	379	4.09	9,927	366	3.69

Total interest-bearing liabilities	98,399	2,418	2.46	81,851	2,704	3.30

Noninterest-bearing deposits	6,361			5,166
Other liabilities	441			465
Shareholders’ equity	6,571			7,129

Total liabilities and shareholders’ equity	$111,772			$94,611

Net interest spread			3.54			3.97

Net interest income/margin		$3,937	3.72		$3,901	4.30

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

      One monitoring technique we employ is the measurement of our interest rate sensitivity “gap,” which is the difference between the amount of interest-earning assets and interest-bearing liabilities that mature or may reprice within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are in a negative gap position over the cumulative one-year time frame as of December 31, 2003. However, gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Because time deposit accounts, given their longer terms to maturity, react more slowly to market interest rate movements than do many other types of deposit accounts, decreases in interest rates may have an adverse effect on our net interest income, while increases in interest rates may have a positive effect.

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

      The following tables summarize the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003 and 2002 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated in the following tables, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Within Three Months” category, although historical experience has proven these deposits to be more stable over the course of a year.

Interest Rate Sensitivity Analysis

	December 31, 2003

	Within	After Three but	After One	After Five
	Three	Within Twelve	but Within	Years or
	Months	Months	Five Years	Nonsensitive	Total

	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$70	$0	$0	$0	$70
Loans	39,407	8,127	10,481	23,113	81,128
Investment securities	450	0	0	20,761	21,211
Federal funds sold	7,483	0	0	0	7,483

Total interest-earning assets	$47,410	$8,127	$10,481	$43,874	$109,892

Liabilities
Money market and NOW accounts	$28,036	$0	$0	$0	$28,036
Savings deposits	334	0	0	0	334
Time deposits	7,621	32,859	20,302	0	60,782
Other liabilities	5,372	0	0	4,000	9,372

Total liabilities/capital	$41,363	$32,859	$20,302	$4,000	$98,523

Interest-sensitivity gap	$6,047	$(24,732)	$(9,821)	$38,874	$11,368

Cumulative interest-sensitivity gap	$6,047	$(18,685)	$(28,506)	$11,368	$11,368

Ratio of interest-sensitivity gap to total earning assets	5.50%	(22.50)%	(8.94)%	36.29%
Ratio of cumulative interest-sensitivity gap to total earning assets	5.50%	(17.00)%	(25.94)%	10.35%

	December 31, 2002

	Within	After Three but	After One	After Five
	Three	Within	but Within	Years or
	Months	Twelve Months	Five Years	Nonsensitive	Total

	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$628	$0	$0	$0	$628
Loans(1)	43,775	3,378	13,299	18,223	78,675
Investment securities	450	0	1,000	12,638	14,088
Federal funds sold	5,114	0	0	0	5,114

Total interest-earning assets	$49,967	$3,378	$14,299	$30,861	$98,505

Liabilities
Money market and NOW accounts	$24,953	$0	$0	$0	$24,953
Savings deposits	332	0	0	0	332
Time deposits	8,975	24,202	21,107	0	54,284
Other liabilities	30	5,250	0	4,000	9,280

Total liabilities/capital	$34,290	$29,452	$21,107	$4,000	$88,849

Interest-sensitivity gap	$15,677	$(26,074)	$(6,808)	$26,861	$9,656

Cumulative interest-sensitivity gap	$15,677	$(10,397)	$(17,205)	$9,656	$9,656

Ratio of interest-sensitivity gap to total earning assets	15.92%	(26.47)%	(6.91)%	27.26%
Ratio of cumulative interest-sensitivity gap to total earning assets	15.92%	(10.55)%	(17.46)%	9.80%

(1)	Includes mortgage loans held for sale.

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

	Year Ended December 31, 2003
	as Compared to the Year Ended December 31, 2002

		Increase	Increase
	Net Increase	(Decrease)	(Decrease)
	(Decrease)	Due to Rate	Due to Volume

	(Dollars in thousands)
Assets
Interest-earning assets
Loans	$(527)	$(988)	$461
Interest-bearing deposit	(4)	2	(6)
Investment securities	299	(307)	604
Federal funds sold	(16)	(233)	217

Total interest income	(250)	(1,526)	1,276

Interest-bearing liabilities — deposits	(299)	(858)	559
Other borrowing	13	48	(35)

Total interest expense	(286)	(810)	524

Change in net interest income	$36	$(716)	$752

	Year Ended December 31, 2002
	as Compared to the Year Ended December 31, 2001

		Increase	Increase
	Net Increase	(Decrease)	(Decrease)
	(Decrease)	Due to Rate	Due to Volume

	(Dollars in thousands)
Assets
Interest-earning assets
Loans	$(838)	$25	$(863)
Interest-bearing deposit	5	3	2
Investment securities	539	633	(94)
Federal funds sold	(110)	(48)	(62)

Total interest income	(404)	613	(1,017)

Interest-bearing liabilities — deposits	(1,467)	64	(1,531)
Other borrowing	260	424	(164)

Total interest expense	(1,207)	488	(1,695)

Change in net interest income	$803	$125	$678

      Provision and Allowance for Loan Losses. We have established an allowance for loan losses through a provision for loan losses charged to expense. The allowance represents an amount which we believe will be adequate to absorb losses on existing loans that may become uncollectible. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of such factors as the balance of impaired, non-performing and potential problem loans, changes in the nature and volume of the loan portfolio, delinquency levels, loss experience, current economic conditions and other factors that may affect the borrower’s ability to pay, and overall portfolio quality. Management reviews the level of the allowance on a monthly basis, at a minimum, and establishes the allowance for loan losses based on the foregoing factors. We adjust the amount of the allowance periodically based on changing circumstances. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

      The methodology we use for determining the amount and adequacy of our allowance involves a monthly review of specific loans and groups of loans that make up the loan portfolio. Loans are reviewed to determine whether they should be reported as performing, potential problem, non-performing or impaired. Performing loans are generally grouped with similar loans and the allowance is calculated based on the group. The percentage of the allowance is based on historical loss experience of the bank or of other institutions with portfolios with similar characteristics. The allowance requirement associated with the bank’s performing loans is added to the allowance requirement for all other loans including potential problem, non-performing and impaired loans. The requirement for the total portfolio is compared to the allowance on a monthly basis and the allowance is adjusted as necessary.

      Potential problem, non-performing and impaired loans are reported in the Classified Asset Summary report. Potential problem loans are loans that are current with respect to principal and interest. Therefore, these loans are still on interest accrual and are not reported as non-performing. However, we classify a current loan as a potential problem loan if we develop serious doubts about the borrower’s future performance under the terms of the loan contract.

      A loan is determined to be non-performing when we conclude it is doubtful that we will be able to collect all interest due from the borrower. Once this determination is made, we place the loan on nonaccrual status. This conclusion may be based on the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. Since interest income is not recorded for nonaccrual loans, all loans placed on nonaccrual are reported as “non-performing” loans.

      When it is probable that we will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement, a loan is also determined to be impaired. Individually identified impaired loans are measured based on the present value of expected payments, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on obtainable market prices, or, for loans that are solely dependent on the collateral for repayment, the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

      Loans included in the Classified Asset Summary report are further classified into one of four categories, including (1) Special Mention, (2) Substandard, (3) Doubtful and (4) Loss. Each classification requires a different provision percentage with the Loss classification requiring a 100% allowance. In order to determine the appropriate level of allowance for loan losses for specific loans included in our Classified Asset Summary, we may use either our historical loss experience or the historical loss experience of institutions with similar loans. However, if a classified loan is deemed impaired and the impaired loan amount exceeds the appropriately determined fair value, the allowance for loan losses is increased by the amount of the shortfall using a valuation allowance. The valuation allowance is a component of the total allowance for loan losses. Specific reserves may also be set aside for certain loans where repayment is not probable and there is a deficiency in the underlying collateral. In general, the aggregate allowance for loan losses is calculated by first adding together the allocated allowance for loan losses associated with performing loans and the allocated allowance for loan losses identified in the Classified Asset Summary report to arrive at an initial total. Management then considers the amount of the allowance so derived in light of general risk factors which are relevant to the determination of an appropriate overall allowance, but are not associated with any specific loans. These factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. Management then determines, in light of its assessment of these factors, any additional, unallocated amounts which should be added to the sum of the allocated allowances to arrive at the total allowance for loan losses.

      The increase in the unallocated loan loss allowance in 2002 resulted from management’s view that it was likely, due to the existing economic instability compounded by continuing uncertainty over the aftermath of the September 11, 2001 terrorist attacks and the impending war in Iraq, that there were additional loan losses embedded in the loan portfolio at December 31, 2002 which were not accounted for in the allowance percentages applied to the performing loan groups or to specific loans in the Classified Asset Summary. In this regard, management was particularly concerned with the bank’s exposure at December 31, 2002 to commercial real estate loans, which generally have greater credit risk associated with them than with residential real estate loans. Accordingly, management increased the amount included in the unallocated allowance for loan losses at December 31, 2002 to reflect these risks. During the nine months ended September 30, 2003, the bank reduced its exposure to commercial real estate loans by 9.2%, from $20,657,617 to $18,761,768. However, these loans increased to $20,946,392 as of December 31, 2003 as local market conditions improved for commercial real estate loans. The bank was encouraged by the OTS, the bank’s primary regulator, to increase the allocated allowance for performing loans in the real estate — individual category due to ongoing developments concerning consumer bankruptcy rates related to unemployment and their anticipated effect on residential mortgage foreclosures. Accordingly, a significant portion of the previously unallocated allowance was shifted to the allocated allowance for performing loans in the real estate — individual category at December 31, 2003 to reflect management’s assessment of these shifts in the bank’s overall exposure to loan losses.

      In addition, regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and they may require us to record additions to the allowance based on their review of information available to them at the time of their examinations.

      For the year ended December 31, 2003, there were twenty loans totaling $3,950,738 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $350,500 of the $1,204,754 allowance for loan losses. The remaining $854,254 provision for loan losses is associated with loans evaluated in groups.

      At December 31, 2003, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision

Commercial	$2,128,529	11	$243,669	—	—	—	$2,128,529	11	$243,669	$1,306,297	10	$150,510
Real Estate — Commercial	1,690,622	2	84,531	768,534	1	38,427	922,088	1	46,104	922,088	1	46,104
Real Estate — Individual	29,332	1	5,866	—	—	—	29,332	1	5,866	29,332	1	5,866
Installment — Individual	102,255	6	16,434	—	—	—	102,255	6	16,434	102,255	6	16,434

Totals	$3,950,738	20	$350,500	$768,534	1	$38,427	$3,182,204	19	$312,073	$2,359,972	18	$218,914

      For the fiscal year ended December 31, 2002, there were thirteen loans totaling $1,972,560 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $179,820 of the $963,301 allowance for loan losses. The remaining $783,481 provision for loan losses is associated with loans evaluated in groups.

      At December 31, 2002 the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision

Commercial	$1,048,485	8	$114,060	$74,783	1	$3,739	$973,702	7	$110,321	$104,600	6	$11,850
Real Estate — Commercial	793,699	1	39,685	793,699	1	39,685	—	—	—	—	—	—
Real Estate — Individual	—	—	—	—	—	—	—	—	—	—	—	—
Installment — Individual	130,376	4	26,075	—	—	—	130,376	4	26,075	130,376	4	26,075

Totals	$1,972,560	13	$179,820	$868,482	2	$43,424	$1,104,078	11	$136,396	$234,976	10	$37,925

      For the fiscal year ended December 31, 2003, there were twenty-one loans delinquent over 30 days totaling approximately $3,494,000. Of this amount, there were eight delinquent commercial loans totaling $1,457,000, two delinquent commercial real estate loans totaling $883,000, eight delinquent individual real estate loans totaling $1,049,000 and three delinquent consumer loans totaling $105,000. There were three loans, totaling approximately $326,000, past due 90 days or more. One of the three 90-day plus delinquent loans in the amount of $291,000 remained on interest accrual at December 31, 2003 as a result of significant principal payments received in December. Two loans totaling approximately $35,000 were classified as non-performing at December 31, 2003. Of these two loans, one loan in the amount of $22,528 was fully repaid in January 2004.

      For the fiscal year ended December 31, 2002, there were twenty-two loans delinquent over 30 days totaling approximately $2,811,000 all of which continued to accrue interest. Of this amount, there were seven delinquent commercial loans totaling $619,000, two delinquent commercial real estate loans totaling $1,096,000, three delinquent individual real estate loans totaling $696,000 and ten delinquent consumer loans totaling $400,000. There were two loans, totaling approximately $9,000, past due 90 days or more and both loans remained on accrual and were not classified as non-performing at December 31, 2002. Both loans were fully repaid in 2003.

      At December 31, 2003, our allowance for loan losses amounted to $1,204,754, or 1.49% of total loans. We strengthened our provision for loan losses during the year ended December 31, 2003 by $894,000 as compared to an increase in the provision of $321,719 for the year ended December 31, 2002. During the second quarter, we increased our provision by $586,000, primarily as a result of a significant increase in our non-performing loans during that period. The increase in our allowance in allowance for loan losses during the year ended December 31, 2003 of $241,453 resulted from a $894,000 provision for loan losses and recoveries of $828, partially offset by five net loans charged off of $653,375. At December 31, 2002, our allowance for loan losses amounted to $963,301, or 1.23% of total loans. The increase in our allowance for loan losses during the year ended December 31, 2002 of $124,651 resulted from a $321,719 provision for loan losses and recoveries of $12,630, partially offset by six net loans charged off of $209,698.

      As of December 31, 2003, we had eighteen non-performing loans totaling $2,359,972. As of June 30, 2003, we had sixteen non-performing loans totaling $1,311,012 as compared to only $215,187 in nonperforming loans at March 31, 2003. As discussed above, we increased our provision by $586,000 in the second quarter as a result of the increase in non-performing loans. At December 31, 2002, we had ten non-performing loans totaling $234,976. If interest income had been accrued, interest income associated with nonaccrual loans would have been approximately $89,097 and $7,600 as of December 31, 2003 and 2002, respectively.

Allowance for Loan Losses

      The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Average loans outstanding	$81,003	$75,781

Loans outstanding at period end	$81,020	$78,345

Total nonperforming loans	$2,360	$235

Beginning balance of allowance	$963	$839
Loans charged off:
Commercial	(384)	(210)
Real estate — commercial	0	0
Installment loans to individuals	(269)	0
Total charge-offs	(653)	(210)
Recoveries of previous charge-offs:
Installment loans to individuals	1	12
Total recoveries	1	12
Net loans charged-off	(652)	(198)
Provision for loan losses	894	322

Balance at period end	$1,205	$963

Net charge-offs to average loans	0.80%	0.26%
Allowance as percent of total loans	1.49%	1.27%
Nonperforming loans as a percentage of total loans	2.91%	0.30%
Allowance as a percent of nonperforming loans	51.06%	409.79%

      At December 31, 2003 and 2002, the allowance was allocated as follows:

		Percentage of		Percentage of
		Loans in		Loans in
	Year Ended	Each	Year Ended	Each
	December 31,	Category to	December 31,	Category to
	2003	Total Loans	2002	Total Loans

Commercial	$532,669	19.11%	$290,079	18.01%
Real estate — individual	188,000	47.02%	107,866	42.93%
Real estate — commercial	232,531	25.82%	176,685	29.16%
Installment loans to individuals	197,300	8.05%	194,209	9.90%
Unallocated	54,254	—%	194,462	—%

Total	$1,204,754	100.00%	$963,301	100.00%

      Changes in the allocation of loan loss allowance to each loan category are driven by several factors, including (1) changes in the relative mix of the loan categories from period to period, (2) changes arising from the loan loss reserve percentages applied to performing loans and to loans evaluated separately in the Classified Asset Summary, and (3) changes in the composition of loans within the Classified Asset Summary (such as the 149% increase in commercial loans included in our Classified Asset Summary for the year ended December 31, 2003). As discussed in greater detail above, the unallocated loan loss allowance at December 31, 2002 was significantly increased due to management’s view that it was likely, in light of ongoing economic instability and the potential effects on the higher-risk components of the bank’s loan portfolio, that there were additional loan losses embedded in the loan portfolio at

December 31, 2002 which were not accounted for in the allowance percentages applied to the performing loan groups or to specific loans in the Classified Asset Summary. Due to guidance received from the OTS, the bank’s primary regulator, concerning consumer bankruptcy rates related to unemployment and their anticipated effect on residential mortgage foreclosures, a significant portion of the previously unallocated allowance was shifted to the allocated allowance for performing loans in the real estate — individual category at December 31, 2003.

      Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Non-interest Income and Expense

      Non-interest Income. Our primary sources of noninterest income for 2003 were mortgage origination fees and gains on mortgages sold to investors, gains on the sale of investments and service charges on deposit accounts. We generated $763,001, $267,167 and $97,737 in mortgage related income, gains on sales of investments, and deposit service charges, respectively, during the year ended December 31, 2003, which represented 65.52% and 22.94% and 8.39%, respectively, of the total noninterest income of $1,164,539. Additionally, we reported a gain on the sale of real estate owned of $18,634 and a fraud loss recovery of $18,000 representing 1.60% and 1.55% of non-interest income, respectively.

      Our primary sources of noninterest income for 2002 were mortgage origination fees and gains on mortgages sold to investors, service charges on deposit accounts and brokerage fees. We generated $2,703,991, $806,479 and $93,163 in mortgage related income, brokerage fees, and deposit service charges, respectively, during the year ended December 31, 2002, which represented 73.63% and 21.96% and 2.54%, respectively, of the total noninterest income of $3,672,458. Additionally, we reported a gain on the sale of Peachtree Capital Corporation of $68,825 representing 1.87% of non-interest income.

      We were able to achieve a substantial increase in mortgage related income in 2003 and 2002 over prior years primarily as a result of our Maryland based loan production office. On September 27, 2002, we announced that our subsidiary, ebank, would establish a loan production office in Columbia, Maryland on October 1, 2002. The function of the loan production office was to originate home mortgages and home equity loans and sell them in the secondary market. Although the Columbia office was established on October 1, 2002 as planned, we decided to discontinue operations on November 30, 2002, after consultations with the Office of Thrift Supervision, the bank’s primary regulator. Mortgage related income generated by the Maryland operation was $752,792 or 98.66% of the $763,001 total for the year ended December 31, 2003. Mortgage related income generated by the Maryland operation was $2,696,176 or 99.71% of the $2,703,991 total for the year ended December 31, 2002. We will not earn any additional income from the Maryland loan production office.

      On an annualized basis, our non-interest income represented 1.04% and 3.62% of our total assets at December 31, 2003 and 2002, respectively. Our other sources of noninterest income included loan maintenance fees, bankcard fees, commissions on check sales, safe deposit box rent, ATM fees, wire transfer fees, and official check fees.

      Non-interest Expense. Our non-interest expense for the years ended December 31, 2003 and 2002 totaled $4,327,665 and $8,241,353 respectively. The following table sets forth the primary components of noninterest expense for these periods.

	Noninterest Expense

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Salaries and other compensation	$2,235	$3,439
Employee benefits	385	512
Net occupancy and equipment expense	805	1,847
Professional and other outside services	466	1,877
Other expense	437	566

Total	$4,328	$8,241

      Operating expenses for years ended December 31, 2003 and December 31, 2002 totaled $4,327,664 and $8,241,353, respectively. Operating expenses associated with the Maryland loan production office for the year ended December 31, 2003 totaled $393,285 and consisted primarily of salary and other compensation expense of approximately $435,000 net of expense reductions resulting from expense reversals associated with estimates at December 31, 2002. The Maryland loan production office expenses incurred in 2003 are associated with the $7.8 million in mortgage loans held for sale at December 31, 2002. There were no operating expenses paid in connection with Peachtree Capital Corporation in 2003.

      Operating expenses for the year ended December 31, 2002 include expenses associated with Peachtree Capital Corporation acquired at the beginning of 2002 and the Maryland loan production operation from October 1, 2002 until the office was closed on November 30, 2002. Operating expenses associated with the Maryland loan operation were incurred until all loans generated by the operation were sold in the first quarter of 2003. Operating expenses associated with Peachtree Capital Corporation for the year ended December 31, 2002 totaled $711,736, including salaries and other compensation of $449,296, occupancy expense of $95,297, advertising expense of $3,323, professional fees of $4,177 and other expenses of $159,643. Operating expenses associated with the Maryland loan production office for the year ended December 31, 2002 totaled $3,164,308, including salaries and other compensation of $1,300,498, occupancy expense of $272,366, advertising expense of $1,159,404, legal expense of $122,244, professional fees of $50,360 and other expenses of $259,436.

      Adjusted for operating expenses associated with the Maryland operation and Peachtree Capital Corporation, salaries, other compensation and employee benefits increased by approximately $22,000 in 2003. Net occupancy and equipment expense decreased approximately $675,000 primarily as a result of significant decreases in rent and depreciation expense on fixed assets. Professional and other outside service expense decreased approximately $29,000. Other operating expenses increased approximately $25,000 after adjusting for the effects of the Maryland loan operation and a $23,000 decrease in deferred loan costs associated with loans originated via the bank’s ongoing operations in 2003.

      Management anticipates that a significant cost for 2004 will likely be those associated with the Sarbanes-Oxley Act of 2002 compliance implementation. The Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies. Section 404 of this Act deals with managements report on internal controls, and will require much in the way of resources to plan, implement and document internal controls. Some of the resources will be in the form of management effort devoted to complying with the new rules, but a significant cost will likely be in increased accounting and consulting fees. The Company cannot at this time quantify the costs with any accuracy. However, even small public companies are expected to incur significant costs to achieve compliance. These costs are expected to increase the level of non-interest expense which the Company would otherwise incur during fiscal 2004.

      Income Tax Expense. As of December 31, 2003, our accumulated deficit was approximately $12,718,000. We had a cumulative net operating loss carryforward of approximately $11,188,000 for income tax purposes for the year ended December 31, 2003. Our ability to realize a deferred tax benefit as a result of net operating losses will depend upon whether we have sufficient taxable income of an appropriate character in the carryforward periods. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. We then establish a valuation allowance to reduce the deferred tax asset to the level that it is “more likely than not” that we will realize the tax benefit. We have fully offset the deferred tax assets resulting primarily from the provision for loan losses and the operating loss carry forwards by a valuation allowance in the same amount.

Analysis of Financial Condition

      Total consolidated assets increased by $10,149,144, or 10.0%, to $111,566,454 during the year ended December 31, 2003. The increase was generated primarily through an increases in investments of $7.1 million, net loans of $2.4 million and Federal funds sold of $2.4 million. The increase in net loans is primarily attributable to an increase in commercial loans of $2.7 million and an increase of $7.8 million in individual real estate loans offset by a decrease of $7.8 million loans held for sale. The change in loan portfolio mix reflects management’s efforts to expand its mortgage and consumer loan portfolio and decrease its reliance on commercial and commercial real estate loans.

      Total consolidated liabilities increased by $10,320,453, or 10.9%, to $105,207,543 during the year ended December 31, 2003. The increase was generated primarily through an increase in deposits of $10.9 million. The increase in deposits is primarily attributable to increases in our money market and NOW account deposits of $3.1 million and certificates of deposit of $6.5 million.

      Loans. Loans often provide higher yields than the other types of earning assets, and thus one of our goals is for loans to be the largest category of our earning assets. At December 31, 2003 and 2002, loans accounted for 73.7% and 79.5%, respectively of our earning assets. Loans averaged $81.0 million and $75.8 million for the years ended December 31, 2003 and 2002, respectively.

      The following tables show the composition of our loan portfolio by category for the periods indicated:

Composition of Loan Portfolio

	December 31,		December 31,
	2003		2002

		Percent		Percent
	Amount	of Total	Amount	of Total

	(Dollars in thousands)
Commercial	$15,500	19.11%	$12,764	18.01%
Real estate-commercial	20,946	25.82	20,658	29.16
Real estate-individual	38,153	47.02	30,417	42.93
Consumer and other	6,529	8.05	7,016	9.90

Total loans	81,128	100.00%	70,855	100.00%

Less:
Net deferred loan fees	(108)		(330)
Allowance for loan losses	(1,205)		(963)

Total net loans	$79,815		$69,562

      In the context of this discussion, we define a “real estate loan” as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we limit our loan-to-value ratio to 80%. A significant portion of our commercial loans provide working capital to small businesses. Our largest categories of loans, individual real estate and commercial real estate loans, totaled $59.1 million and represented 72.8% of the loan portfolio at December 31, 2003, compared to $51.1 million and 72.1% of the loan portfolio at December 31, 2002. Individual real estate loans totaled $38.2 million and represented 47% of the loan portfolio at December 31, 2003, compared to $30.4 million or 43% of the loan portfolio at December 31, 2002. Consumer and other loans totaled $6.5 million and represented 8.1% of the loan portfolio at December 31, 2003, compared to $7.0 million, or 9.9% of the loan portfolio at December 31, 2002. We increased individual real estate by approximately $7.7 million during the year ended December 31, 2003. Our commercial and commercial real estate loans increased by approximately $3.0 million during the year ended December 31, 2003. The shift from commercial and commercial real estate loans to individual real estate loans significantly lowers credit risk characteristics of our loan portfolio.

      The repayment of loans in the loan portfolio as they mature is one of our sources of liquidity. The following table sets forth our loans maturing within specified intervals at December 31, 2003 and 2002. This information is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Of course, loan renewals are subject to our review and credit approval, as well as modification of the original loan terms.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2003

		Over One Year
	One Year	Through	Over Five
	Or Less	Five Years	Years	Total

	(Dollars in thousands)
Commercial	$6,382	$7,573	$1,545	$15,500
Real estate-commercial	8,742	7,248	4,956	20,946
Real estate-individual	15,910	3,430	18,813	38,153
All other loans	1,256	1,227	4,046	6,529

	$32,290	$19,478	$29,360	$81,128

Loans maturing after one year with:
Fixed interest rates				$33,594
Floating interest rates				$15,244

	December 31, 2002

		Over One Year
	One Year	Through	Over Five
	Or Less	Five Years	Years	Total

	(Dollars in thousands)
Commercial	$4,262	$7,452	$1,050	$12,764
Real estate-commercial	6,257	11,467	2,934	20,658
Real estate-individual	4,765	2,285	23,367	30,417
All other loans	1,760	1,448	3,808	7,016

	$17,044	$22,652	$31,159	$70,855

Loans maturing after one year with:
Fixed interest rates				$38,356
Floating interest rates				15,455

      Investment Securities. Our average investment securities portfolio represented 20.02% and 13.47% of our average earning assets for the years ended December 31, 2003 and 2002, respectively. Investments at

December 31, 2003 consisted of investments in U.S. government agency bonds, corporate securities and common stock in the Federal Home Loan Bank of Atlanta.

      In June 2003, management of the Company made the decision that it was in the Company’s best interest to sell certain securities in the held to maturity portfolio. At the end of 2002, we expected interest rates to increase slightly in 2003. Our investment portfolio consisted primarily of Federal Home Loan Bank and other similar fixed rate agency bonds. At the end of 2002 and through the first quarter of 2003, we intended to hold our investments to maturity and had the capacity to do so. In the first quarter of 2003, we purchased approximately $4.7 million in primarily corporate bonds. We purchased an additional $500,000 in corporate bonds in early April 2003. It became apparent in the second quarter of 2003, as interest rates continued to fall to historically low levels, that interest rates would likely remain low for a considerable period. We considered the interest rate environment unique as rates approached 40 year lows. At the end of the second quarter of 2003, we concluded that interest rates would likely remain low for the next eighteen to twenty-four months and decided to restructure our investment portfolio by selling the corporate bond portion of our portfolio. The Company sold held to maturity securities with a book value of $3,719,394 and realized a gain totaling $230,935 on the sale. As a result, management re-classified the entire portfolio of held to maturity securities to available for sale as of June 30, 2003. Securities with a book value of $11,553,902 were transferred to available for sale and a gross unrealized gain of $82,742 was recorded. We will not classify any investment securities as held-to-maturity for at least two years.

      The following table summarizes the book value of securities for the dates indicated.

	December 31,	December 31,
Securities Portfolio	2003	2002

	(Dollars in thousands)
Investment securities:
U.S. Government agencies	$20,489	$10,998
Corporate	500	0
CMO	0	2,640
Common stock	0	60
Other stock	450	450

Total	$21,439	$14,148

      The following table shows, at amortized cost, the scheduled maturities and average yields of securities held at December 31, 2003 and December 31, 2002.

Investment Securities Maturity Distribution and Yields

	December 31, 2003

			After One
			But Within		After
	Within One Year		Five Years		Five Years

	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Investment securities:
U.S. government agencies	$0	0%	$0	0%	$20,489	5.47%
Corporate	0	0	0	0	500	5.88
Other stock	450	0	0	0	0	0

Total investment securities	$450	0%	$0	0%	$20,989	5.48%

	December 31, 2002

			After One
			But Within		After
	Within One Year		Five Years		Five Years

	Amount	Yield	Amount	Yield	Amount	Yield

	(Dollars in thousands)
Investment securities:
U.S. government Agencies	$0	0%	$1,000	6.00%	$9,998	6.06%
CMO(1)	0	0	0	0	2,640	4.38
Common stock(2)	60	0	0	0	0	0
Other stock	450	0	0	0	0	0

Total investment securities	$510	0%	$1,000	6.00%	$12,638	5.72%

(1)	CMO are presented in this table based on their weighted average expected life.

(2)	Yield based on dividends paid.

      Short-term Investments. Our short-term investments, which consist of federal funds sold, averaged $3.2 million and $2.5 million for the years ended December 31, 2003 and 2002. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

      Deposits and Other Interest-bearing Liabilities. Average interest-bearing liabilities totaled $98.4 million, or 88.0% of average assets in 2003. Average interest-bearing liabilities totaled $81.8 million, or 86.5% of average assets, for the year ended December 31, 2002.

      Deposits. Average interest-bearing deposits totaled $89.1 million and $71.9 million for the years ended December 31, 2003 and 2002. At December 31, 2003, total deposits were $95.5 million. The following table sets forth our deposits by category for the periods indicated.

Deposit Composition

	December 31,		December 31,
	2003		2002

		Percent of		Percent of
	Amount	Deposits	Amount	Deposits

		(Dollars in thousands)
Demand deposits	$6,336	6.64%	$4,995	5.91%
Escrow deposits	0	0	15	0.02

Total non-interest-bearing	6,336	6.64	5,010	5.92
Now accounts	2,599	2.72	3,445	4.07
MMDA	25,437	26.65	21,508	25.43
Savings	333	0.35	332	0.39
Certificates of deposits of $100K or more	10,425	10.92	13,088	15.48
Brokered deposits of $100K or more	28,901	30.26	12,281	14.52

Total certificates of deposit of $100K or more	39,326	41.18	25,369	30.00
Certificate of deposits less than $100K	17,893	18.74	24,855	29.39
Brokered deposits less than $100K	3,563	3.73	4,059	4.80

Total certificates of deposit less than $100K	21,456	22.47	28,914	34.19

Total	$95,487	100.00%	$84,578	100.00%

Total brokered deposits	$32,464		$16,440

      The following table reflects the maturity distribution of our certificates of deposit of $100,000 or more at December 31, 2003 and 2002.

Maturities of Certificates of Deposits of $100,000 or more

			After Six
	Within	After Three	Through
	Three	Through	Twelve	After Twelve
	Months	Six Months	Months	Months	Total

		(Dollars in thousands)
December 31, 2003	$1,843	$3,371	$18,792	$15,320	$39,326

December 31, 2002	$2,210	$2,796	$6,080	$14,283	$25,369

      Borrowed funds. At December 31, 2003 and 2002, we had outstanding balances of $9,372,444 and $9,280,053, respectively. The average rate we paid on borrowings for the years ended December 31, 2003 and 2002 was 4.09% and 3.69%, respectively. In 2001, we entered into agreements with the Federal Home Loan Bank to borrow $9,000,000 to fund loan growth. Additionally, we borrowed $250,000 from a bank in order to fund the purchase of Peachtree Capital Corporation. As of December 31, 2003, the bank had two loans outstanding with the FHLB, totaling $9,000,000, and no unused FHLB line of credit. One of these two loans, in the amount of $5,000,000, was due December 1, 2003 and was renewed by the bank for an additional one-year term, to December 1, 2004. Additionally, the bank has an overnight federal funds line of credit with The Bankers Bank of Atlanta to cover short-term liquidity needs. This line, which is usually priced 25 to 40 basis points higher than the prevailing overnight federal funds rate, had an outstanding balance of $491,000 at September 30, 2003 and no outstanding balance at December 31, 2003. The bank also was a party to outstanding investment repurchase agreements in the aggregate amount of $6,000,000 at September 30, 2003, with no investment repurchase agreements outstanding at December 31, 2003. In December 2003, we borrowed $247,000 from a bank in order to fund the operations of the holding company and to repay $125,000 borrowed from a bank in 2001.

Capital

      Total shareholders’ equity at December 31, 2003 was approximately $6.4 million, compared with shareholders’ equity of $6.5 million as of December 31, 2002. This $0.1 million decrease in shareholder’s equity was attributable to a net loss for the year ended December 31, 2003 of $120,103. In January 2003, the Company contributed $310,000 in additional capital, provided by proceeds from the sale of Peachtree Capital Corporation, to its subsidiary ebank.

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

      Quantitative measures established by regulation to ensure capital adequacy require ebank to maintain minimum amounts and ratios. The primary regulatory agency for ebank, the Office of Thrift Supervision, requires ebank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0%, and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2003, ebank had total, core, tangible, and Tier 1 capital to risk weighted assets ratios of 9.76%, 5.78%, 5.78% and 8.51%, respectively.

      The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement

Capital ratios at December 31, 2003
Tier 1 capital	8.51%	4.00%
Tier 2 capital	1.25%
Total risk-based capital ratio	9.76%	8.00%
Leverage ratio	5.78%	2.00%

      The Office of Thrift Supervision has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors. To be categorized as adequately capitalized, the bank must maintain the minimum requirements for total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the preceding table.

      The Office of Thrift Supervision may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. The most recent notice from the Office of Thrift Supervision categorized the bank as well capitalized under the regulatory framework for prompt corrective action. However, at December 31, 2003, the bank temporarily fell below the requested 10.0% “well capitalized” level for its total risk-based capital ratio. Management promptly notified the OTS that its total risk based capital was 9.76% at December 31, 2003. The bank nevertheless remained adequately capitalized (above 8%) at December 31, 2003. Since the holding company contributed cash to the bank in the first quarter of 2004, management expects the bank’s total risk-based capital ratio to be above 10.0% at March 31, 2004. Management believes that this temporary decline in total risk-based capital will not significantly impact the bank or the company.

      We believe that, as of December 31, 2003, we meet all capital requirements to which we are subject.

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

      Our funds sold position, which is usually our primary source of liquidity, averaged $3.2 million and $2.5 million for the years ended December 31, 2003 and 2002, respectively. The actual funds sold position was $7.5 million and $5.1 million on December 31, 2003 and 2002, respectively.

      We believe at December 31, 2003 we had a satisfactory liquidity position at the bank level as total cash, cash equivalents, and federal funds sold amounted to approximately $8.23 million, or 7.37% of total assets. We also consider our ability to maintain and expand our deposit base and borrowing capabilities to be a source of liquidity. During 2003, total deposits increased from $84.6 million to $95.5 million, representing an increase of 12.9%. As of September 30, 2003, we had entered into $6 million of security repurchase agreements that enabled us to borrow funds at favorable rates using our investment securities as collateral. As of December 31, 2003, we had repaid all security repurchase borrowings and had additional security repurchase borrowing capacity of approximately $20 million. We will increase deposits as required to fund loan growth, for loan purchases in the secondary markets and for purchases of investments. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations.

Off-Balance Sheet Arrangements

      We do not hold any financial interests in entities which are accounted for by either the bank or the holding company on an off-balance sheet basis. However, ebank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments may include commitments to extend credit and standby letters of credit and financial guarantees.

      A commitment to extend credit is an agreement to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

      Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Those commitments are primarily issued to local businesses. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

      The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, letters of credit and financial guarantees is represented by the contractual amount of these instruments. ebank uses the same credit underwriting procedures for making commitments, letters of credit and financial guarantees as for on-balance sheet instruments. We evaluate each customer’s creditworthiness on a case-by-case basis and the amount of the collateral, if deemed necessary, is based on the credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

      All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amounts of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments often expire without being used.

      We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly impact earnings. See Note 12 to the consolidated financial statements for additional information on off-balance sheet arrangements.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. In December 2003, the FASB issued a revised version of FIN No. 46 to resolve certain questions and confusion related to the application of the original FIN No. 46. The provisions of these interpretations are effective immediately for all variable interest entities created after January 31, 2003 and, for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds variable interest in that it acquired before February 1, 2003. The Company does not have an interest in a variable interest entity, and therefore, the adoption of these interpretations will not have an impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. Since the Company has no such instrument, the adoption of SFAS 150 did not have an impact on the Company’s financial position or results of operations.

Item 7.	Financial Statements

      Our consolidated financial statements are attached hereto as pages F-1 through F-29. These statements include our consolidated balance sheets as of December 31, 2003 and December 31, 2002, respectively and consolidated statements of operations, consolidated statements of cash flows, consolidated statements of changes in shareholders’ equity and consolidated statements of comprehensive loss for the years ended December 31, 2003 and December 31, 2002, respectively, together with the report thereto of Porter Keadle Moore, LLP, dated February 11, 2004.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Information regarding the change in our independent public accountant was previously reported in our Form 8-K dated September 17, 2002, filed with the Securities and Exchange Commission.

Item 8A.	Controls and Procedures

      As of the end of the fiscal period covered by this Annual Report on Form 10-KSB, an evaluation was performed under Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. During the three-month period ended December 31, 2003, no change in our internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

      Some information required by Part III is omitted from this Annual Report because we will file a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report, and the omitted information is incorporated into this Annual Report by reference to certain portions of the Proxy Statement as set forth below.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information required by Item 9, with the exception of the information provided below concerning the Company’s Code of Ethics, is set forth under the captions “Nominees for Directorships,” “Other Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors — Audit Committee” in the Proxy Statement and is incorporated herein by reference.

      We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B. This Code of Ethics applies to our principal executive officer, principal financial officer and our senior credit officer. Our Code of Ethics is available on our Internet website at ebank.com. If we make substantive amendments to this Code of Ethics or grant any waiver, we will disclose the nature of such amendment or waiver on our website within five days of such amendment or waiver.

Item 10.	Executive Compensation

      The information required by Item 10 is set forth under the caption “Compensation of Directors and Executive Officers” in the Proxy Statement and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 11 is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

      The information required by Item 12 is set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 13.	Exhibits, List and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)
3.2	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1.1 to the Company’s Form 8-K filed on April 23, 1999, File No. 000-24043.)
3.3	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 2, 2001, File No. 000-24043.)
3.4	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)

3.5	Articles of Amendment to the Articles of Incorporation effective December 21, 2001 (Incorporated by reference to Exhibit 3.5 to the Company’s Form 10-KSB filed on March 29, 2002, File No. 000-24043.)
3.6	Articles of Amendment to the Articles of Incorporation effective December 28, 2001 (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-KSB filed on March 29, 2002, File No. 000-24043.)
3.7	Articles of Amendment to the Articles of Incorporation effective January 1, 2003 (Incorporated by reference to Exhibit 3.7 to the Company’s Form 10-KSB filed on March 31, 2003, File No. 000-24043.)
3.8	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)
4.1	Articles of Incorporation of the Company, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6 and 3.7 incorporated herein by reference.
4.2	Bylaws of the Company, filed as Exhibits 3.8 and incorporated herein by reference.
4.3	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)
10.1	Lease Agreement dated October 14, 1997, between the Company, as lessee, and Regent Paces Ferry Office I, Inc., as lessor (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)
10.2	First Amendment to Lease Agreement dated June 4, 1998 between the Company and Regent Paces Ferry Office I, Inc. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB filed on April 2, 2001, File No. 000-24043.)
10.3	Sublease dated March 15, 1999 between the Bank and The Bankers Bank (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-KSB filed on April 12, 2000, File No. 000-24043.)
10.4	Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated September 11, 2000 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed on November 14, 2000, File No. 000-24043.)
10.5	First Amendment to the Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated November 13, 2000 (Incorporated by reference to Exhibit 10.13 to the Company’s Form 10-KSB filed on April 2, 2001, File No. 000-24043.)
10.6	Second Amendment to the Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated January 16, 2001 (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-KSB filed on April 2, 2001, File No. 000-24043.)
10.7	Third Amendment to Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated June 5, 2001 (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)
10.8	Agency Agreement between ebank.com, Inc. and Attkisson, Carter & Akers dated June 18, 2001 (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)
10.9	Stock Purchase Agreement among ebank.com, Inc., Peachtree Capital Corporation, Caroline O. Harless, and Steven Harless, dated December 27, 2001 (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on December 28, 2001, File No. 000-24043.)
10.10	Letter Agreement regarding the Closing Date of Stock Purchase Agreement among ebank.com, Inc., Peachtree Capital Corporation, Caroline O. Harless, and Steven Harless, dated December 27, 2001 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-KSB filed on March 29, 2002, File No. 000-24043.)
10.11	*Consulting Agreement dated December 31, 2001, by and between Peachtree Capital Corporation, Inc., Harless & Associates (“H&A”), and Caroline O. Harless (the “Consultant”) (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-KSB filed on March 31, 2003, File No. 000-24043.)
10.12	*Space and Cost Sharing Arrangement dated December 31, 2001, by and between Peachtree Capital Corporation and Harless, Pittman & Associates, CPAs (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-KSB filed on March 31, 2003, File No. 000-24043.)
10.13	Stock Purchase Agreement among ebank.com, Inc., Peachtree Capital Corporation, Caroline O. Harless, and Steven Harless, dated effective as of December 31, 2002 (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 10, 2003, File No. 000-24043.)

10.14	*Employment Agreement between James L. Box and ebank.com, Inc. dated May 17, 2002 (Incorporated by reference to Exhibit 10.04 to the Company’s Form 10-QSB filed on August 14, 2002, File No. 000-24043.)
10.15	*Employment Agreement between Wayne W. Byers and ebank.com, Inc. dated January 2, 2002 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed on May 15, 2002, File No. 000-24043.)
10.16	*Employment Agreement between Michael Curasi and ebank Financial Services, Inc. dated April 28, 2003.
10.17	*ebank.com, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed October 5, 1999.)
10.18	*ebank.com, Inc. First Amendment to the 1998 Stock Incentive Plan as adopted by the Board of Directors on September 20, 1999 (Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB filed on April 12, 2000, File No. 000-24043.)
10.19	Stock Purchase Agreement by and between ebank Financial Services, Inc. and Marshall Investments, L.P., dated February 26, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed on May 15, 2003, File No. 000-24043.)
10.20	Letter Agreement dated May 13, 2003 between the Company and Attkisson, Carter & Company concerning fees related to the Exchange Offer and the transaction with the New Investor (Incorporated by reference to Exhibit 99.8 to the Company’s Schedule TO-I filed on May 15, 2003, File No. 000-24043.)
10.21	Loan Agreement between the Company and Newnan Coweta Bank dated December 10, 2003.
10.22	Commercial Security Agreement between the Company and Newnan Coweta Bank dated December 10, 2003.
16.1	Letter of Mauldin & Jenkins, LLC dated September 16, 2002, to the Securities and Exchange Commission (Incorporated by reference to Exhibit 16.1 of the Form 8-K filed by the Company on September 17, 2002, File No. 000-24043.)
21.1	Subsidiary of the Company
23.1	Consent of Porter Keadle Moore, LLP
24	Power of Attorney (contained on the signature page hereof)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Subscription Agreement for Offering (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form SB-2/A filed on February 9, 2004, File No. 333-110819.)

*	Denotes management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K. There were no reports filed on Form 8-K by the Company during the quarter ended December 31, 2003.

Item 14.	Principal Accountant Fees and Services

      The information required by Item 14 is set forth under the caption “Independent Auditors” in the Proxy Statement and is incorporated herein by reference.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EBANK FINANCIAL SERVICES, INC.

By:	/s/ JAMES L. BOX

James L. Box
President and Chief Executive Officer

Date: March 30, 2004

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

Signature	Title	Date

/s/ JAMES L. BOX James L. Box	Director	March 30, 2004

/s/ GARY M. BREMER Gary M. Bremer	Director	March 30, 2004

/s/ GREG CORONA Greg Corona	Director	March 30, 2004

/s/ TERRY L. FERRERO Terry L. Ferrero	Director	March 30, 2004

/s/ RICHARD D. JACKSON Richard D. Jackson	Director	March 30, 2004

/s/ DON STOUT Don Stout	Director	March 30, 2004

/s/ WALTER DRAKEFORD Walter Drakeford	Director	March 30, 2004

/s/ WAYNE W. BYERS Wayne W. Byers	Chief Financial Officer and Principal Accounting Officer	March 30, 2004

ebank Financial Services, Inc.

and Subsidiary

CONSOLIDATED FINANCIAL REPORT

Years Ended December 31, 2003 and 2002

Page(s)

Report of Independent Certified Public Accountants	F-1
Financial Statements
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Comprehensive Loss	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7—F-29

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

ebank Financial Services, Inc. and Subsidiary

      We have audited the accompanying consolidated balance sheets of ebank Financial Services, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ebank Financial Services, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PORTER KEADLE MOORE, LLP

Atlanta, Georgia

February 11, 2004

ebank FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

ASSETS
Cash and due from banks	$674,730	$891,528
Federal funds sold	7,483,000	5,114,000
Interest-bearing deposits in banks	70,118	627,912

Cash and cash equivalents	8,227,848	6,633,440

Securities available for sale	20,761,358	—
Securities held-to-maturity, fair value of $13,681,193	—	13,638,045
Other securities	450,000	510,000
Mortgage loans held for sale	—	7,820,139
Loans	81,019,662	70,524,884
Less allowance for loan losses	(1,204,754)	(963,301)

Loans, net	79,814,908	69,561,583

Premises and equipment	535,061	630,627
Accrued interest receivable and other assets	1,777,279	2,623,476

Total assets	$111,566,454	$101,417,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing	$6,336,045	$5,010,384
Interest-bearing	89,151,384	79,567,803

Total deposits	95,487,429	84,578,187
Other borrowings	9,372,444	9,280,053
Accrued interest payable and other liabilities	347,670	1,028,850

Total liabilities	105,207,543	94,887,090

COMMITMENTS
Stockholders’ Equity
Series A preferred stock, par value, $.01; 8% cumulative; convertible; 10,000,000 shares authorized; 2,396,800 and 2,410,000 issued and outstanding; accumulated undeclared dividends of $401,874 and $404,088 (liquidation preference $6,025,000)	23,968	24,100
Common stock, par value $.01; 10,000,000 shares authorized; 2,074,723 and 1,728,223 issued and outstanding	20,747	17,282
Capital surplus	19,173,141	19,176,474
Accumulated deficit	(12,717,739)	(12,597,636)
Accumulated other comprehensive loss	(141,206)	(90,000)

Total stockholders’ equity	$6,358,911	$6,530,220

Total liabilities and stockholders’ equity	$111,566,454	$101,417,310

See Notes to Consolidated Financial Statements.

ebank FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

	2003	2002

Interest income:
Loans	$5,290,772	$5,818,491
Taxable securities	1,009,076	713,619
Federal funds sold	32,609	38,887
Other investments	16,909	24,304
Interest-earning deposits	5,372	9,315

Total interest income	6,354,738	6,604,616

Interest expense:
Deposits	2,038,783	2,337,255
Other borrowings	378,932	366,424

Total interest expense	2,417,715	2,703,679

Net interest income	3,937,023	3,900,937
Provision for loan losses	894,000	321,719

Net interest income after provision for loan losses	3,043,023	3,579,218

Other income:
Mortgage fee income (Maryland)	752,792	2,696,176
Gain on sale of investments	267,167	—
Gain on sale of Peachtree Capital Corporation	—	68,825
Brokerage fees	—	806,479
Service charges and other fees	97,737	93,163
Mortgage fee income (Georgia)	10,209	7,815
Miscellaneous	36,634	—

Total other income	1,164,539	3,672,458

Other expense:
Salaries and employee benefits	2,619,877	3,951,283
Equipment and occupancy expenses	805,301	1,846,511
Professional and other outside services	466,373	1,876,875
Other operating expenses	436,114	566,684

Total other expenses	4,327,665	8,241,353

Net Loss	(120,103)	(989,677)
Undeclared preferred stock dividends arising during the year	(481,300)	(483,138)

Net loss attributable to common stockholders	$(601,403)	$(1,472,815)

Basic and diluted loss per common share	$(0.30)	$(0.89)

See Notes to Consolidated Financial Statements.

ebank FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31, 2003 and 2002

	2003	2002

Net loss	$(120,103)	$(989,677)

Other comprehensive loss, net of income taxes:
Unrealized gains (losses) on securities available for sale:
Transfer of securities from held-to-maturity to available for sale, net of taxes of $31,409	51,333	—
Holding gains (losses) arising during the period, net of taxes of $70,086	63,211	—
Reclassification adjustment for gains included in net loss, net of taxes of $101,417	(165,750)	—

Total other comprehensive loss	(51,206)	—

Comprehensive loss	$(171,309)	$(989,677)

See Notes to Consolidated Financial Statements.

ebank FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

							Accumulated
	Preferred Stock		Common Stock				Other	Total
					Capital	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Surplus	Deficit	Loss	Equity

Balance, December 31, 2001	2,390,000	$23,900	1,469,450	$14,693	$19,060,376	$(11,607,959)	$(90,000)	$7,401,010
Issuance of Series B-1 and B-2 preferred stock	153,584	1,536	—	—	448,464	—	—	450,000
Issuance of Series A preferred Stock	40,000	400	—	—	99,600	—	—	100,000
Dividends on preferred stock	—	—	—	—	(40,613)	—	—	(40,613)
Common stock issued as finder’s fee	—	—	20,307	204	59,296	—	—	59,500
Common stock issued for Preferred stock dividends	—	—	218,466	2,185	(2,185)	—	—	—
Conversion of preferred stock	(20,000)	(200)	20,000	200	—	—	—	—
Cancellation of B-1 and B-2 Preferred stock	(153,584)	(1,536)	—	—	(448,464)	—	—	(450,000)
Net loss	—	—	—	—	—	(989,677)	—	(989,677)

Balance, December 31, 2002	2,410,000	24,100	1,728,223	17,282	19,176,474	(12,597,636)	(90,000)	6,530,220
Conversion of preferred stock	(13,200)	(132)	13,200	132	—	—	—	—
Common stock issued for Preferred stock dividends	—	—	333,300	3,333	(3,333)	—	—	—
Change in unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	(51,206)	(51,206)
Net loss	—	—	—	—	—	(120,103)	—	(120,103)

Balance, December 31, 2003	2,396,800	$23,968	2,074,723	$20,747	$19,173,141	$(12,717,739)	$(141,206)	$6,358,911

See Notes to Consolidated Financial Statements.

ebank FINANCIAL SERVICES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002

OPERATING ACTIVITIES:
Net loss	$(120,103)	$(989,677)
Adjustments to reconcile net loss to net cash and cash equivalents provided (used) by operating activities:
Gain on sale of investments	(267,167)	—
Gain on sale of Peachtree Capital Corporation	—	(68,825)
Net gain on sale of other real estate owned	(2,135)	—
Net amortization of securities	17,537	15,779
Depreciation and amortization of premises and equipment	250,851	843,110
Provision for loan losses	894,000	321,719
Change in mortgage loans held for sale	7,820,139	(7,820,139)
Change in deferred loan fees and costs	(221,491)	212,545
Change in interest receivable	(233,160)	51,465
Change in interest payable	(33,999)	(54,556)
Net other operating activities	(384,725)	859,600

Net cash and cash equivalents provided (used) by operating activities	7,719,747	(6,628,979)

INVESTING ACTIVITIES:
Purchases of securities held-to-maturity	(14,720,038)	(9,000,000)
Purchases of securities available for sale	(16,555,570)	—
Proceeds from paydowns and maturities of securities held-to-maturity	13,626,320	8,273,681
Proceeds from paydowns and maturities of securities available for sale	3,500,000	—
Proceeds from sale of securities held-to-maturity	3,950,329	—
Proceeds from sale of securities available for sale	3,091,146	—
Proceeds from sale of other securities	156,525	—
Net change in loans	(10,925,834)	4,729,937
Proceeds from sale of Peachtree Capital Corporation	578,000	—
Purchase of Peachtree Capital Corporation	—	(446,750)
Purchase of premises and equipment	(155,285)	(53,671)
Proceeds from sale of other real estate owned	441,347	—

Net cash and cash equivalents provided (used) in investing activities	(17,013,060)	3,503,197

FINANCING ACTIVITIES:
Net increase in deposits	10,909,242	5,456,076
Proceeds from other borrowings	247,444	—
Repayment of other borrowings	(155,053)	(81,927)
Cash dividends on preferred stock	(20,250)	(20,362)
Deferred offering costs	(93,662)	—
Net proceeds from sale of preferred stock	—	100,000

Net cash and cash equivalents provided by financing activities	10,887,721	5,453,787

Net increase in cash and cash equivalents	1,594,408	2,328,005
Cash and cash equivalents at beginning of year	6,633,440	4,305,435

Cash and cash equivalents at end of year	$8,227,848	$6,633,440

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,451,714	$2,758,235
Supplemental disclosures of noncash investing and financing activities:
Reclassification of securities to available for sale	$11,553,902	$—
Change in accumulated other comprehensive loss, net of tax	$(51,206)	$—
Conversion of preferred stock to common stock	$132	$200
Common stock issued for preferred stock dividend	$3,333	$2,185
Common stock issued as a finder’s fee	$—	$59,500
Receivable from sale of Peachtree Capital Corporation	$—	$578,000
Cash dividend payable on preferred stock	$—	$(20,250)

See Notes to Consolidated Financial Statements.

ebank FINANCIAL SERVICES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Summary of Significant Accounting Policies

Nature of Business

      ebank Financial Services, Inc. (the “Company”) is a thrift holding company whose business is conducted by its wholly owned subsidiary, ebank (the “Bank”). The Bank is a federally chartered savings bank located in Atlanta, Georgia and is regulated by the Office of Thrift Supervision (“OTS”). The Bank provides a full range of banking services in its primary market area of metropolitan Atlanta. In December 2002, the Board of Directors approved changing the Company’s name from ebank.com, Inc. to ebank Financial Services, Inc.

Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances are eliminated in consolidation. Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate and the realizability of deferred tax assets.

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

Securities and Other Securities

      Debt securities are classified as available for sale and recorded at amortized cost. Equity securities and Federal Home Loan Bank stock are reported in other securities. Equity securities with readily determinable fair values are classified as available-for-sale and are recorded at fair value with unrealized gains and losses excluded from operations and reported in other comprehensive income. The Federal Home Loan Bank stock is recorded at cost.

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

Mortgage Loans Held For Sale

      Mortgage loans held for sale are carried at the lower of disaggregate cost or market value. At December 31, 2002, the cost of mortgage loans held for sale approximates the market value.

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans

      Loans are reported at their outstanding unpaid principal balances less deferred loan fees and costs and the allowance for loan losses. Interest income is accrued on the unpaid balance.

      Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the life of the loans.

      The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-collateralized. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received, until the loan is returned to accrual status.

      The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries are credited to the allowance.

      The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. In order to assist in determining the adequacy of the loan loss allowance, management assigns loan grades and monitors the loan grade accuracy to determine the correctness of the assigned grade. Loans graded 4 and above are reviewed monthly and are included in a monthly classified asset summary report. Other loans with classifications of 3 or below are reviewed at renewal or annually dependent on the maturity date. Management reports the sufficiency of the allowance monthly to the board. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

      A loan is considered impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

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

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period. The cost of maintenance and repairs which do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized.

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

      In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies.

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

      All advertising costs are expensed as incurred.

Stock Compensation Plans

      Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in 2003 or 2002 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net loss and net loss per common share and other disclosures, as if the fair value based method of accounting had been applied.

	Years Ended December 31,

	2003	2002

Net loss attributable to common stockholders
As reported	$(601,403)	$(1,472,815)
Effect of stock option grants	(130,946)	(144,512)

Pro forma	$(732,349)	$(1,617,327)

Basic and diluted loss per share
As reported	$(.30)	$(.89)
Pro forma	$(.37)	$(.97)

      The fair value of each option and warrant grant ($1.02 and $1.63 for 2003 and 2002, respectively) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,

	2003	2002

Dividend yield	0%	0%
Expected life	10 years	10 years
Expected volatility	0.6551	1.34
Risk-free interest rate	3.80%	4.50%

Loss Per Common Share

      Basic losses per common share are computed by dividing net loss less preferred dividends by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net loss less preferred dividends minus the income effect of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and warrants and convertible preferred stock. Due the net loss in each year, all potential common shares would be anti-dilutive, and therefore, diluted earnings per share is not presented in the consolidated financial statements. The ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted-average number of common shares outstanding for 2003 and 2002 were 1,988,598 and 1,663,407, respectively.

Recent Accounting Pronouncements

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. In December 2003, the FASB issued a revised version of FIN No. 46 to resolve certain questions and confusion related to the application of the original FIN No. 46. The provisions of these interpretations are effective immediately for all variable interest entities created after January 31, 2003 and, for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities in which an enterprise holds variable interest in that it acquired before February 1, 2003. The Company does not have an interest in a variable interest entity, and therefore, the adoption of these interpretations will not have an impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. Since the Company has no such instrument, the adoption of SFAS 150 did not have an impact on the Company’s financial position or results of operations.

Comprehensive Income

      Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Note 2.     Management’s Plan of Operations

      The Company was incorporated on August 22, 1997 to operate as a thrift holding company. The Bank commenced banking operations in August of 1998. Shortly after the opening of the Bank, plans were developed to offer basic Internet banking services. Effective April 20, 1999, the corporate and bank names were changed to “ebank.com, Inc.” and “ebank”, respectively, and the Internet domain name “ebank.com” was acquired. Internet banking services began on June 30, 1999.

      In January of 2000, the Company launched a new business strategy to rapidly expand its Internet banking operations. The Company’s expanded Internet strategy included alliances with several third parties. These alliances were formed to develop: (1) a point of presence network to provide financial services through the Company’s Internet Web site, (2) Internet-enabled ATMs and “smart chip cards” and (3) the formation of partnerships with community banks.

      The Company anticipated immediate and rapid growth and in preparation incurred a substantial amount of expenses in positioning the Company for this growth. To fund the Company’s anticipated growth, the Company commenced a private placement offering in the first quarter of 2000. The private placement offering was not successful. Because the requisite capital could not be raised, the Company was unable to implement the expanded Internet strategy.

      Through December 31, 2003, the Company has incurred accumulated deficits of $12.7 million. Net losses of $120 thousand, $990 thousand, $994 thousand and $6.8 million were recognized for the years ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2003, 2002, 2001 and 2000, respectively. For the year ended December 31, 2003, the Company’s cash flow from operating activities was a positive $7.7 million as compared to negative cash flows operating activities of $6.6 million, $1.0 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Because of the losses and negative cash flows incurred through 2000, the Company was forced to revise its business strategy and revert to traditional banking services. The Company will continue to use basic Internet services as an available resource in the delivery of the Company’s services.

      In 2000, the Company restructured its senior management team that included the replacement of two senior level executives and obtained a $2,500,000 line of credit to pay expenses incurred related to its expanded Internet strategy. The Company has terminated all third party alliances related to the expanded Internet strategy.

      From 2000 to 2002, the Company raised net proceeds of approximately $5,462,000 from sales of preferred stock, which have been used to repay the $2,500,000 line of credit, inject $1,775,000 of additional capital in the Bank, and fund operations.

      The Company is continuing to pursue its plan of raising additional capital through its presently ongoing public equity offering, private offerings, improving net interest margins, and controlling expenses all towards the near-term goal of profitable operating results and improved financial condition. The Company’s financial statements and disclosures are presented as a going concern.

Note 3.     Securities

      The amortized cost and fair value of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale
December 31, 2003:
U.S. government and agency securities	$20,488,963	$7,314	$(234,919)	$20,261,358
Corporate securities	500,000	—	—	500,000

	$20,988,963	$7,314	$(234,919)	$20,761,358

Securities held to maturity
December 31, 2002:
U.S. government and agency securities	$10,997,521	$41,086	$(1,302)	$11,037,305
Collateralized mortgage obligations	2,640,524	3,364	—	2,643,888

	$13,638,045	$44,450	$(1,302)	$13,681,193

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Other securities:
December 31, 2003:
Federal Home Loan Bank stock	$450,000	—	—	$450,000

	$450,000	—	—	$450,000

December 31, 2002:
Equity securities available-for-sale	$150,000	—	$(90,000)	$60,000
Federal Home Loan Bank stock	450,000	—	—	450,000

	$600,000	—	$(90,000)	$510,000

      Proceeds from sales of securities available for sale during 2003 were $3,091,146. Gross gains of $39,088 and gross losses of $2,856 were realized on those sales. Proceeds from sale of securities held-to-maturity during 2003 were $3,950,329. A gross gain of $230,935 was realized on that sale.

      In June 2003, management of the Company made the decision that it was in the Company’s best interest to sell certain securities in the held to maturity portfolio. At the end of 2002, management expected interest rates to increase slightly in 2003. The Company’s investment portfolio consisted primarily of Federal Home Loan Bank and other similar fixed rate agency bonds. At the end of 2002 and through the first quarter of 2003, management intended to hold the Company’s investments to maturity and had the capacity to do so. In the first quarter of 2003, the Company purchased approximately $4.7 million in primarily corporate bonds. The Company purchased an additional $500,000 in corporate bonds in early April 2003. It became apparent in the second quarter of 2003, as interest rates continued to fall to historically low levels, that interest rates would likely remain low for a considerable period. Management considered the interest rate environment unique as rates approached 40 year lows. At the end of the second quarter of 2003, management concluded that interest rates would likely remain low for the next eighteen to twenty-four months and decided to restructure the Company’s investment portfolio by selling the corporate bond portion of the Company’s portfolio. As a result, management re-classified the entire portfolio of held to maturity securities to available for sale as of June 30, 2003. Securities with a book value of $11,553,902 were transferred to available for sale and a gross unrealized gain of $82,742 was recorded. The Company will not classify any investment securities as held-to-maturity for at least two years.

      Securities with a carrying value of $2,998,777 and $3,664,594 at December 31, 2003 and 2002, respectively, were pledged to secure Federal Home Loan Bank advances.

      The amortized cost and fair value of debt securities as of December 31, 2003 by contractual maturity are shown below.

	Securities Available for Sale

	Amortized	Fair
	Cost	Value

Due after ten years	$20,488,963	$20,261,358
Corporate securities	500,000	500,000

	$20,988,963	$20,761,358

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuously unrealized loss position at December 31, 2003.

	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency securities	$16,755,789	$234,919	—	—	$16,755,789	$234,919

      At December 31, 2003, unrealized losses in the investment securities portfolio related to debt securities totaled $234,919. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2003 tables above, 15 out of 20 securities issued by U.S. government agencies contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

Note 4.     Loans

      The composition of loans is summarized as follows:

	December 31,

	2003	2002

Commercial	$15,500,497	$12,763,826
Real estate — individual	38,152,652	30,416,669
Real estate — commercial	20,946,392	20,657,617
Consumer installment and other	6,528,518	7,016,660

	81,128,059	70,854,772
Deferred loan fees and costs	(108,397)	(329,888)
Allowance for loan losses	(1,204,754)	(963,301)

Loans, net	$79,814,908	$69,561,583

      Changes in the allowance for loan losses are as follows:

	Years Ended December 31,

	2003	2002

Balance, beginning of year	$963,301	$838,650
Provision for loan losses	894,000	321,719
Loans charged off	(653,375)	(209,698)
Recoveries of loans previously charged off	828	12,630

Balance, end of year	$1,204,754	$963,301

      The total recorded investment in impaired loans was $3,182,204 and $1,104,078 at December 31, 2003 and 2002, respectively. The impaired loans had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaling $312,112 and $220,814 at December 31, 2003 and 2002, respectively. The average recorded investment in impaired loans for 2003 and 2002 was $2,405,762 and $1,143,373, respectively. Interest income recognized for cash payments ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received on impaired loans was $42,028 and $66,563 for the years ended December 31, 2003 and 2002, respectively.

      In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates. The Company’s policy is that the interest rates on these loans must be substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2003 are as follows:

Balance, beginning of year	$2,388,184
Advances	2,472,534
Repayments	(1,952,657)

Balance, end of year	$2,908,061

Note 5.     Premises and Equipment

      Premises and equipment are summarized as follows:

	December 31,

	2003	2002

Leasehold improvements	$243,650	$243,650
Furniture, fixtures and equipment	1,570,477	1,494,863
Computer software and Internet technology	1,406,778	1,327,107

	3,220,905	3,065,620
Accumulated depreciation and amortization	(2,685,844)	(2,434,993)

	$535,061	$630,627

      The Company leases its banking facilities and offices pursuant to operating leases. Rental expense was $299,055 and $548,287 for the years ended December 31, 2003 and 2002, respectively. During 2002, the Company incurred $154,740 in rent expense associated with its Maryland loan production office. The Maryland office was closed November 30, 2002 and there are no future minimum lease payments associated with the operation (see Note 9).

      The future minimum lease payments under the operating leases at December 31, 2003 are as follows:

2004	$284,689
2005	198,388
2006	164,365
2007	164,365
2008	95,880

$907,687

Note 6.     Deposits

      The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $39,325,852 and $25,369,287, respectively. The Company had brokered deposits of ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$32,463,657 and $16,339,801 at December 31, 2003 and 2002, respectively. The scheduled maturities of time deposits at December 31, 2003 are as follows:

2004	$40,480,019
2005	13,069,509
2006	3,348,999
2007	3,248,504
2008	634,732

$60,781,763

      At December 31, 2003 and 2002, deposits from directors, executive officers and their related interests totaled approximately $1,205,842 and $1,530,000, respectively. These deposits were taken in the normal course of business at market interest rates.

Note 7.     Other Borrowings

      Other borrowings consist of the following:

	December 31,

	2003	2002

Advance from Federal Home Loan Bank, interest payable quarterly at 3.91% until November 7, 2006 when the rate may be converted to the three-month LIBOR, matures November 7, 2011, collateralized by securities and first mortgage loans	$4,000,000	$4,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 1.69%, matures December 1, 2004, collateralized by securities and first mortgage loans	5,000,000	5,000,000
Note payable from Nexity bank, interest payable quarterly at prime minus 0.50% (3.50% at December 31, 2003), due March 28, 2004, collateralized by common stock of the Bank	125,000	250,000
Note payable from Newnan Coweta Bank, interest payable monthly at 6% due December 10, 2004, collateralized by common stock of the Bank	247,444	—
Capitalized lease obligation, monthly payments of $7,390 including imputed interest at 9%, collateralized by equipment	—	30,053

	$9,372,444	$9,280,053

      Aggregate maturities required on other borrowings at December 31, 2003 are due in future years as follows:

2004	$5,372,444
2011	4,000,000

$9,372,444

      Additionally, at December 31, 2003 the Bank had $2,000,000 available for the purchase of overnight federal funds from a correspondent financial institution.

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.     Preferred Stock Offerings

      From October 4, 2000 through June 5, 2001, the Company sold, through a private placement memorandum, 500,000 “capital units” at a price of $10.00 per unit. Each capital unit consists of four shares of Series A 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. Each share of Series A preferred stock is convertible into one share of common stock. The Series A preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion of the Series A preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company’s election, dividends on the Series A preferred stock may be paid in cash or in additional shares of common stock. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company’s common stock has equaled or exceeded $5.00 per share for twenty consecutive trading days.

      In June 2001, the Company sold, through a private placement memorandum, 97,500 “capital units” at a price of $10.00 per unit. Each capital unit consists of four shares of Series A 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of Series A preferred stock is convertible into one share of common stock. The Series A preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion for the Series A preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company’s election, dividends on the Series A preferred stock may be paid in cash or in additional shares of common stock. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company’s common stock has equaled or exceeded $5.50 per share for twenty consecutive trading days.

      In January 2002, the Company sold, through a private placement memorandum, 10,000 “capital units” at a price of $10.00 per unit. Each capital unit consists of four shares of Series A 8% cumulative convertible preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. Each share of Series A preferred stock is convertible into one share of common stock. The Series A preferred stock is convertible at any time at the option of the holder. In addition, the Company can require conversion for the Series A preferred stock if the closing price of its common stock equals or exceeds $10.00 per share for fifteen consecutive trading days. At the Company’s election, dividends on the Series A preferred stock may be paid in cash or in additional shares of common stock. The warrants terminate on the earlier of five years or thirty days after the Company notifies the holder that the closing price of the Company’s common stock has equaled or exceeded $5.50 per share for twenty consecutive trading days.

      In connection with the sale of the Series A preferred stock, the Company paid to Attkisson, Carter & Company, a greater than 5% beneficial owner that was the broker/dealer serving as placement agent for the first two private offerings, commissions equal to 10% of the sales price for each unit sold by the underwriter (with the exception of units sold to directors and officers of the Company or units sold to investors located by the Company’s directors and officers who purchased at least 50,000 units) plus a $25,000 fee after 50,000 units were sold by the placement agent which totaled $600,000. Additionally, the placement agent received a warrant to purchase 200,000 shares of the Company’s common stock at a price of $4.00 per share, exercisable for a period of five years.

      The Series B-1 and B-2 preferred stock issued in connection with the purchase of Peachtree Capital Corporation, effective January 2, 2002, was cancelled effective December 31, 2002, upon its return in connection with the sale of Peachtree Capital Corporation.

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the preferred stock issued as of December 31, 2003 follows:

Capital units sold (net of 8,300 units converted )	599,200

Gross proceeds from offerings	$6,075,000
Offering costs including placement agent commission	(612,796)

Net proceeds received from offerings	$5,462,204

Series A Preferred shares issued	2,430,000
Series A Preferred shares converted to common	(33,200)

Series A Preferred shares issued and outstanding	2,396,800

Accumulated undeclared dividends	$401,874

Common stock available for purchase under warrants issued to preferred shareholders	1,215,000
Common stock available for purchase under warrants issued to placement agent	200,000

Total common stock available for purchase under warrants related to Series A preferred	1,415,000

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

Note 10.     Stock Options and Stock Warrants

      In May 1999, the Company’s stockholders approved the 1998 ebank.com, Inc. Stock Incentive Plan (“Plan”), which authorizes the grant of stock options to eligible employees, officers and directors. The Company initially reserved a maximum of 220,000 shares for issuance under the Plan. However, in September 1999, the Plan was amended to provide that the amount of stock subject to the Plan automatically adjusts so that at all times it equals 15 percent of the outstanding shares of stock. Under the Plan, the Company may grant either incentive stock options or nonqualified stock options. The total number of shares issuable as incentive stock options may not exceed 220,000 without stockholder approval.

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

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whole or in part, for any periods of time as specified in the option agreements. Summarized information related to the stock options is as follows:

	Years Ended December 31,

	2003		2002

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Under option, beginning of year	216,334	$3.17	214,917	$3.33
Granted	14,500	1.35	35,250	1.63
Terminated	(17,917)	1.81	(33,833)	2.58

Under option, end of year	212,917	3.16	216,334	3.17

Exercisable, end of year	156,084	3.38	94,584	3.56

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Shares	Contractual	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$10.00	5,667	5 years	$10.00	5,667	$10.00
$1.30 — $3.75	207,250	7 years	2.98	150,417	3.13

Outstanding at end of year	212,917	7 years	3.16	156,084	3.38

      The Company has issued stock warrants to purchase shares of common stock (1) in connection with the sale of preferred stock, (2) in connection with a debt guaranty provided by the Company’s organizing directors, and (3) for payment of services rendered. The warrants generally expire five years from date of grant. During 2003, certain stock warrants were repriced and therefore are subject to variable accounting from the modification date to the date the warrants are exercised, forfeited or expired. No compensation expense was required to be recognized on these warrants as of December 31, 2003. Summarized information related to the stock warrants is as follows:

	Years Ended December 31,

	2003		2002

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Stock warrants issued and exercisable, beginning of year	1,577,999	$3.68	1,557,999	$3.68
Granted in connection with preferred stock offering at an exercise price of $4.00 per share	—	—	20,000	4.00
Stock warrants exchanged	(126,874)	(4.00)	—	—
Stock warrants repriced	126,874	1.75	—	—

Stock warrants issued and exercisable, end of year	1,577,999	3.50	1,577,999	3.68

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Income Taxes

      The components of deferred income taxes are as follows:

	December 31,

	2003	2002

Deferred tax assets:
Loan loss allowance	$314,726	$264,750
Unrealized losses on securities available for sale	86,399	—
Net operating loss carryforward	4,246,848	4,334,030
Premises and equipment	53,262	—
Other	124,878	92,582

Total gross deferred tax assets	4,826,113	4,691,362
Valuation allowance	(4,739,714)	(4,665,695)

Deferred tax assets after valuation allowance	86,399	25,667
Deferred tax liabilities related to premises and equipment	—	25,667

Net deferred taxes	$86,399	$—

      At December 31, 2003, the Company has available net operating loss carryforwards of approximately $11,188,000 for federal income tax purposes. If unused, the carryforwards will expire beginning in 2018.

      The future tax consequences of the difference between the financial reporting and tax bases of the Company’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset as the realization of the deferred tax assets is dependent on future taxable income.

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

      The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. In most cases, the Company requires collateral or other security to support financial instruments with credit risk.

      A summary of the Company’s financial instruments whose contract amounts represent credit risk is as follows:

	December 31,

	2003	2002

Commitments to extend credit	$14,588,000	$9,597,000
Standby letters of credit and financial guarantees written	$191,000	$—

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

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

      In May 2003, Thacker & Loucks, Inc., d/b/a Thacker & Loucks Financial Services, a Georgia corporation (“Thacker”), filed an action against the Company in the State Court of Fulton County alleging a breach of contract by the Company. The breach of contract alleged by Thacker relates to a Servicing Representative Agreement dated as of August 3, 2001 (the “Agreement”) by and between the Bank and Thacker. Under the Agreement, the Bank agreed to discount from time to time an indeterminate number of certain types of contracts which met the Bank’s underwriting criteria. Pursuant to the terms of the Agreement, in February the Bank provided Thacker with written notice of the Bank’s intention to terminate the Agreement after the expiration of a 180-day notice period.

      The complaint filed by Thacker alleged that the Company failed to approve loans which met or exceeded the underwriting criteria and failed to communicate with Thacker. The complaint filed by Thacker seeks contractual damages in the amount of $3,500,000, plus reasonable attorney’s fees and costs of the litigation.

      Management believes that the Bank has abided by all applicable terms of the Agreement, including those terms related to continuing performance during the notice period prior to termination, and that the claim asserted by Thacker is without merit.

      Thacker filed its original lawsuit against the Company, which was not a party to the Agreement and was therefore the wrong entity. The Company filed its answer in June 2003, denying all claims and informing Thacker that it had sued the wrong entity. Thacker agreed to file a joint consent order dismissing the Company from the action and substituting the Bank, the actual party to the Agreement, as the actual defendant. The consent order stipulated that the Bank would be given an opportunity to file its own answer. This answer was filed in December 2003 and discovery has commenced in the amended action.

      There are no motions pending in this action. The Bank intends to vigorously defend this lawsuit.

Note 13.	Concentrations of Credit Risk

      The Company originates primarily commercial, residential and consumer loans to customers in the metropolitan Atlanta area. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in this area.

      Seventy-three percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s primary market area. The other significant concentrations of credit by type of loan are set forth in Note 4.

      The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of unimpaired capital and surplus, as defined by OTS regulations, or approximately $1,158,000.

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14.	Regulatory Matters

      The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003, no amounts were available for dividend declaration without regulatory approval.

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Tier I capital to average assets and Tangible capital to average assets.

      The most recent notice from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum requirements for total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

      The OTS requested in the third quarter of 2003 that the Bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”) effective September 30, 2003. The OTS based its request on the fact that the proportion of the Bank’s loan portfolio which consists of “non-homogenous” (i.e., nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. At December 31, 2003, the Bank temporarily fell below the requested 10.0% “well capitalized” level for its total risk-based capital ratio, and promptly notified the OTS that its total risk based capital was 9.76% at December 31, 2003. The Bank remained adequately capitalized (above 8%) at December 31, 2003. Since the Company contributed cash to the Bank in the first quarter of 2004, management expects the Bank’s total risk-based capital ratio to be above 10.0% at March 31, 2004. Management believes that this temporary decline in total risk-based capital will not significantly impact the Bank or the Company.

      We believe that, as of December 31, 2003 and 2002, the Bank met all capital requirements to which to which it is subject.

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Bank’s actual capital amounts and ratios are presented in the following tables.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2003:
Total Capital to Risk-weighted Assets	$7,372	9.76%	$6,042	8.00%	$7,552	10.00%
Tier I Capital to Risk-weighted Assets	$6,428	8.51%	$3,021	4.00%	$4,531	6.00%
Tier I Capital to Average Assets	$6,428	5.78%	$4,456	4.00%	$5,570	5.00%
Tangible Capital to Average Assets	$6,428	5.78%	$1,671	1.50%	N/A	N/A
As of December 31, 2002:
Total Capital to Risk-weighted Assets	$6,914	9.65%	$5,732	8.00%	$7,166	10.00%
Tier I Capital to Risk-weighted Assets	$6,018	8.40%	$2,866	4.00%	$4,299	6.00%
Tier I Capital to Average Assets	$6,018	5.98%	$4,023	4.00%	$5,029	5.00%
Tangible Capital to Average Assets	$6,018	5.98%	$1,509	1.50%	N/A	N/A

Note 15.	Fair Value of Financial Instruments

      The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

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

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Off-Balance Sheet Instruments:

      Fair values of the Company’s off-balance sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s off-balance sheet instruments consist of nonfee-producing, variable-rate commitments, both the carrying amounts and fair values of these items are insignificant.

Limitations:

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2003		December 31, 2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash, due from banks, interest-bearing deposits in banks and federal funds sold	$8,227,848	$8,227,848	$6,633,440	$6,633,440
Securities available for sale	20,761,358	20,761,358	—	—
Securities held-to-maturity	—	—	13,638,045	13,681,193
Other securities	450,000	450,000	510,000	510,000
Mortgage loans held for sale	—	—	7,820,139	7,820,139
Loans, net	79,814,908	80,687,737	69,561,583	70,241,491
Financial liabilities:
Deposits	95,487,429	95,833,599	84,578,187	85,000,679
Other borrowings	9,372,444	9,569,645	9,280,053	9,346,867

Note 16.     Supplemental Financial Data

      Components of other expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,

	2003	2002

Other expense:
Supplies and printed forms	$44,607	$122,989
Telecommunications	141,195	125,638
Regulatory and supervisory assessments	83,357	117,224
Credit reports	16,704	115,852
Business tax and insurance premiums	83,109	74,101

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.     Parent Company Financial Information

      The following information presents the condensed balance sheets, statements of operations and cash flows of ebank Financial Services, Inc. as of and for the years ended December 31, 2003 and 2002:

Condensed Balance Sheets

	2003	2002

Assets:
Cash	$18,830	$7,783
Federal funds sold	378,000	115,000

Cash and cash equivalents	396,830	122,783
Investment in subsidiary	6,286,839	6,017,628
Other securities	—	60,000
Other assets	100,662	657,169

Total assets	$6,784,331	$6,857,580

Liabilities:
Other borrowings	$372,444	$250,000
Other liabilities	52,976	77,360

Total liabilities	425,420	327,360
Stockholders’ equity	6,358,911	6,530,220

Total liabilities and stockholders’ equity	$6,784,331	$6,857,580

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Operations

	2003	2002

Income:
Dividends from Peachtree Capital Corporation	$—	$95,155
Gain on sale of Peachtree Capital Corporation	—	68,825
Gain on sale of other securities	6,525	—
Other	3,366	1,071

Total income	9,891	165,051

Expenses:
Interest	10,161	10,582
Salaries and benefits	—	187
Equipment and occupancy expenses	—	55,876
Professional and other outside services	213,407	246,072
Other operating expenses	6,843	68

Total expenses	230,411	312,785

Loss before equity in net income (loss) of subsidiary	(220,520)	(147,734)
Equity in net income (loss) of subsidiary	100,417	(841,943)

Net loss	$(120,103)	$(989,677)

ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	2003	2002

OPERATING ACTIVITIES
Net loss	$(120,103)	$(989,677)
Adjustments to reconcile net loss to net cash and cash equivalents provided (used) by operating activities:
Gain on sale of Peachtree Capital Corporation	—	(68,825)
Gain on sale of other securities	(6,525)	—
Equity in net (income) loss of subsidiary	(100,417)	841,943
Depreciation	—	46,767
Net other operating activities	68,035	326,101

Net cash and cash equivalents (used) provided by operating activities	(159,010)	156,309

INVESTING ACTIVITIES
Sale of Peachtree Capital Corporation	578,000	—
Investment in subsidiary	(310,000)	—
Sale of other securities	156,525	—
Reimbursement by the bank for purchases of equipment	—	174,925
Purchase of Peachtree Capital Corporation	—	(446,750)

Net cash and cash equivalents provided (used) by investing activities	424,525	(271,825)

FINANCING ACTIVITIES
Proceeds from other borrowings	247,444	—
Repayment of other borrowings	(125,000)	—
Net proceeds from sale of preferred stock	—	100,000
Deferred offering costs	(93,662)	—
Dividends paid on preferred stock	(20,250)	(20,362)

Net cash and cash equivalents provided by financing activities	8,532	79,638

Net increase (decrease) in cash and cash equivalents	274,047	(35,878)
Cash and cash equivalents at beginning of year	122,783	158,661

Cash and cash equivalents at end of year	$396,830	$122,783

Note 18.	Business Combination and Subsequent Sale of Subsidiary

      Effective January 2, 2002, the Company acquired Peachtree Capital Corporation (“PCC”), a financial planning and securities brokerage firm located in Atlanta, Georgia. In exchange for all the outstanding stock of PCC, the Company paid $400,000 in cash and issued 76,792 shares of the Company’s Series B-1 preferred stock and 76,792 shares of the Company’s Series B-2 preferred stock. The preferred stock was valued at $450,000 and paid a 9% annual dividend payable semi-annually. PCC’s President became a member of the Company’s Board of Directors as part of this acquisition. The Company incurred total costs, including finder’s fee, related to this acquisition of $106,250 and at January 2, 2002, PCC’s only asset was $15,000 deposited with a clearing broker/dealer and PCC had no liabilities. Goodwill of ebank FINANCIAL SERVICES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$941,250 was recorded for the excess of the purchase price plus acquisition costs over the fair value of the net assets acquired.

      Effective December 31, 2002 the Company sold all of the outstanding capital stock of PCC back to the individuals from whom the Company acquired PCC. In exchange for all the capital stock of PCC, the purchasers delivered to the Company 76,792 previously issued shares of it’s Series B-1 preferred stock valued at $225,000, 76,792 previously issued shares of its Series B-2 preferred stock valued at $225,000 and a cash payment of $578,000. The amount of consideration was determined based upon arm’s length negotiations. Upon the sale, the President of PCC resigned from the Company’s Board of Directors. The operating results of PCC are included in the consolidated statement of operations from January 2, 2002 through December 31, 2002.

      In connection with the purchase of PCC, the Company issued to Attkisson, Carter & Company, a greater than 5% beneficial owner of the Company, 20,307 shares of our common stock as a 7% finders’ fee. There was no brokerage fee in connection with the sale of PCC.

Note 19.	Subsequent Event

      On February 11, 2004, the Company commenced an offering to raise up to $4 million of new capital through the sale of up to 3,703,704 shares of the Company’s common stock at a price of $1.08 per share, subject to a minimum subscription amount of 100 shares for each investor. The offering will terminate 90 days following its commencement (on May 11, 2004), although the Company may extend the offering for one additional 30-day period in its sole discretion.

      The purpose of the offering is to raise up to $4 million of new capital to support the future growth and development of the business of the Bank. If the offering is successful, the Company expects to use approximately $375,000 of the proceeds to repay certain outstanding debt of the Company and to use substantially all of the remaining proceeds as additional regulatory and working capital for the Bank, to support future growth in its deposits and asset base.

      The offering is being conducted solely on a best efforts basis, with no involvement of or purchase commitments from any underwriters. However, the Company has engaged Jones, Byrd & Attkisson, Inc. to serve as placement agent for purposes of soliciting investor responses and participation in the offering and responding to inquiries concerning the offering, and will reimburse that firm for their reasonable expenses in connection with such engagement. A principal of Jones, Byrd & Attkisson, Inc. is a greater than 5% beneficial owner of the Company. Additionally, the Company will pay a commission equal to 4% of the subscription price in connection with any subscription directly solicited by Jones, Byrd & Attkisson, Inc. and will pay the same 4% commission to any other eligible NASD member firm named by an investor in their executed subscription agreement as having assisted with their subscription.