Form 10QSB
period 2004-03-31
EBANK FINANCIAL SERVICES INC
filed 2004-05-12
CIK 1050725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. 000-24043

ebank Financial Services, Inc.

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

     3,150,298 shares of common stock, par value $.01 per share, were issued and outstanding as of May 7, 2004.

     Transitional Small Business Disclosure Format: Yes [   ] No [X}

ebank Financial Services, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$1,197,616	$674,730
Interest-bearing deposits in banks	92,101	70,118
Federal funds sold	1,815,000	7,483,000

Cash and cash equivalents	3,104,717	8,227,848

Securities available for sale	23,061,447	20,761,358
Other securities	450,000	450,000
Loans, net of allowance for loan losses of $1,159,462 and $1,204,754, respectively	84,879,038	79,814,908
Premises and equipment, net	522,901	535,061
Accrued interest receivable and other assets	1,022,125	1,777,279

Total assets	$113,040,228	$111,566,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	95,638,381	95,487,429
Other borrowings	9,248,125	9,372,444
Accrued interest payable and other liabilities	296,991	347,670

Total liabilities	105,183,497	105,207,543

Shareholders’ equity:
Series A preferred stock, $.01 par value, 8% cumulative, convertible into one share of common stock; 10,000,000 shares authorized; 2,396,800 issued and outstanding; accumulated undeclared dividends of $521,386 and $401,874 (liquidation preference of $5,992,000)	23,968	23,968
Common stock, $.01 par value, 10,000,000 shares authorized, 3,150,298 and 2,074,723 shares issued and outstanding	31,503	20,747
Capital surplus	20,309,997	19,173,141
Accumulated deficit	(12,531,822)	(12,717,739)
Accumulated other comprehensive income (loss)	23,085	(141,206)

Total shareholders’ equity	7,856,731	6,358,911

Total liabilities and shareholders’ equity	$113,040,228	$111,566,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2004	2003
Interest income:
Loans, including fees	$1,444,086	$1,298,683
Interest-bearing deposits	172	2,998
Investment securities:
U.S. Government agencies and corporations	282,626	210,359
Other investments	3,656	5,629
Federal funds sold	19,378	20,382

Total interest income	1,749,918	1,538,051

Interest expense:
Deposits	520,635	533,065
Other borrowings	66,767	84,520

Total interest expense	587,402	617,585

Net interest income	1,162,516	920,466
Provision for loan losses	31,000	103,000

Interest income after provision for loan losses	1,131,516	817,466

Other income:
Deposit fees	20,509	23,369
Gain on sale of loans held for sale (Maryland production)	—	753,813
Gain on sale of loans held for sale (Georgia production)	—	5,861
Loss on sales of securities available-for-sale	—	(2,856)
Miscellaneous	5,555	8,286

Total other income	26,064	788,473

Other expense:
Salaries and other compensation	450,595	887,978
Employee benefits	79,237	97,725
Net occupancy and equipment expense	213,029	174,337
Professional and other outside services	99,387	20,203
Other expense	129,415	111,745

Total other expenses	971,663	1,291,988

Net earnings	$185,917	$313,951
Preferred stock dividends arising during the quarter	$(119,512)	$(118,894)

Net earnings attributable to common stockholders	$66,405	$195,102

Basic earnings per common share	$.03	$.11
Diluted earnings per common share	$.04	$.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended
	March 31,
	2004	2003
Net earnings	$185,917	$313,951
Other comprehensive income:
Unrealized gains on securities available for sale:
Holding gains arising during the period, net of taxes of $100,524	164,291	—

Comprehensive income	$350,208	$313,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$185,917	$313,951
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premium on other borrowings	681	—
Net accretion of investment securities	(1,782)	20,171
Depreciation expense	72,020	47,629
Provision for loan losses	31,000	103,000
Loss on sale of securities available-for-sale	—	2,856
Decrease in mortgage loans held for sale	—	7,820,139
Change in deferred loan fees and costs	(6,345)	(230,274)
Change in other assets	52,635	199,710
Change in accrued interest receivable	211,557	(60,465)
Change in accrued interest payable	(9,377)	(13,133)
Change in other liabilities	(58,485)	(597,220)

Net cash provided by operating activities	477,821	7,606,364

Cash flows from investing activities:
Purchase of securities held-to-maturity	—	(8,030,270)
Maturities of securities held-to-maturity	—	7,607,905
Maturities of securities available for sale	2,500,000	—
Purchase of securities available-for-sale	(5,530,434)	(707,389)
Proceeds from sale of securities available-for-sale	1,000,000	704,533
Loans (originated) repaid, net of principal repayments	(5,088,785)	(5,999,178)
Proceeds from sale of other real estate owned	501,304	—
Proceeds from sale of Peachtree Capital Corporation	—	578,000
Purchases of premises and equipment	(59,861)	(25,688)

Net cash used by investing activities	(6,677,776)	(5,872,087)

Cash flows from financing activities:
Net increase (decrease) in deposits	150,952	(3,815,844)
Repayments on other borrowings	(125,000)	(30,053)
Cash dividend paid on preferred stock	—	(20,250)
Net proceeds from the sale of common stock	1,147,613	—
Deferred offering costs	(96,741)	—

Net cash provided (used) by financing activities	1,076,824	(3,866,147)

Net decrease in cash and cash equivalents	(5,123,131)	(2,131,870)
Cash and cash equivalents:
Beginning of period	8,227,848	6,633,440

End of period	$3,104,717	$4,501,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

     ebank Financial Services, Inc. (the “Company”) provides a full range of banking and bank-related services to individual and corporate customers through its wholly owned bank subsidiary, ebank, located in north Atlanta, Georgia. ebank Financial Services, Inc. and its subsidiary are subject to intense competition for all banking services, including Internet banking, from other financial institutions and nonbank financial service companies.

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

Significant Accounting Policies

     The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2003 annual report to shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.

     Many of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectability of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based on either quoted market prices or estimated values derived by the Company utilizing dealer quotes or market comparisons.

Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in the quarters ended March 31, 2004 and March 31, 2003 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net earnings and basic and diluted earnings per common share.

		For the three months ended
		March 31,
		2004	2003
Net earnings attributable to common stockholders	As reported	$66,405	$195,102
	Effect of stock options grants	(20,592)	(35,784)

	Pro forma	$45,813	$159,318

Basic earnings per share	As reported	$.03	$.11
	Pro forma	$.02	$.09
Diluted earnings per share	As reported	$.04	$.08
	Pro forma	$.04	$.07

NOTE 2 — EARNINGS PER COMMON SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	For the three months ended
	March 31,
	2004	2003
Basic earnings per common share:
Weighted average common shares outstanding	2,140,799	1,754,078

Net earnings	$185,917	$313,951
Preferred stock dividend	(119,512)	(118,849)

Net earnings attributable to common stockholders	$66,405	$195,102

Basic earnings per common share	$.03	$.11

Diluted earnings per common share:
Weighted average common shares outstanding	2,140,799	1,754,078
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market prices for the year	—	—
Net effect of convertible preferred stock	2,396,800	2,410,000

Total weighted average common shares and common stock equivalents outstanding	4,537,599	4,164,078

Net earnings attributable to common stockholders	$66,405	$195,102
Adjustment assuming all preferred stock converted to common stock at beginning of period	119,512	118,849

Adjusted earnings attributable to common stockholders	$185,917	313,951

Diluted earnings per common share	$.04	$.08

NOTE 3 — ISSUANCE OF COMMON STOCK

     In connection with the Company’s current public offering of common stock, the Company issued a total of 1,075,575 common shares as of March 31, 2004 and received net proceeds from these stock sales of $1,147,613. After commencement of the offering on February 11, 2004, we began accepting stock subscriptions and will cease accepting subscriptions on May 11, 2004 unless we elect to extend the stock offering for 30 days as provided for in the prospectus. Deferred offering costs totaling $190,403 have been incurred related to this offering and are included in other assets at March 31, 2004 and will be reclassified to capital surplus upon completion of the offering during the second quarter of 2004.

     The Company is obligated to pay cumulative dividends at a rate of 8% on the outstanding shares of Series A cumulative convertible preferred stock. The dividends on each share accrue from the date of purchase, whether or not declared. At the Company’s option, the Company may pay these dividends in cash or in additional shares of its common stock. The most recent common stock dividend was paid on March 25, 2003 to Series A preferred stock shareholders of record on February 28, 2003. The dividend, which was based on the closing price of the Company’s common stock on the record date, resulted in the issuance of 332,416 shares of common stock. The Company’s board of directors has not declared a dividend accrued on its Series A preferred stock from March 1, 2003 to date. At March 31, 2004, the accrued dividend on the Company’s Series A preferred stock totaled $521,386.

NOTE 4 — CONTINGENCY

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

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Report, including but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. These statements may relate to, among others, our future financial position, business prospects and strategy, projected costs and plans and objectives for future operations, growth and liquidity. Forward-looking statements generally can be identified by the use of words such as “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “consider,” “plan,” “estimate,” “project,” or “continue” or words of similar meaning. These statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from our historical results or from those anticipated or implied as of the date of this Report. Some of the factors that could cause such a variance are:

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

     We provide banking and other financial services to small business and retail customers through our offices in Atlanta, Georgia and via the Internet. Our business strategy emphasizes our traditional banking business and focuses on developing cost-effective strategies utilizing the Internet as one of our delivery channels. We provide a broad array of financial products and services to our small business and retail customers, including checking accounts, money markets, CDs, ATM cards, home equity loans, mortgage loans, commercial loans, credit cards, and bill payment services.

     On February 11, 2004, we commenced an offering to raise up to $4 million of new capital through the sale of up to 3,703,704 shares of the Company’s common stock at a price of $1.08 per share. The offering price was set at a discount of approximately 26% of the book value of our common stock as of September 30, 2003 ($1.46 per share). The offering will terminate 90 days following its commencement (on May 11, 2004), although we may extend the offering for one additional 30-day period at our sole discretion.

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

     We are making the offering to raise up to $4 million of new capital to support the future growth and development of the business of ebank Financial Services, Inc. As of March 31, 2004, the Company had accepted subscription agreements covering an aggregate of 1,075,575 shares of common stock, raising gross proceeds of $1,161,621. We intend to use approximately $250,000 of the proceeds to repay certain debt of the Company outstanding before we commenced the offering. We expect to use substantially all of the remaining proceeds as additional regulatory and working capital for our subsidiary bank, ebank, to support future growth in its deposits and asset base. In recent months, we have seen increased opportunities to expand the bank’s deposit base and a corresponding increase in demand for loans which management believes will enhance the profitability of ebank. We need additional capital to enable the bank to take advantage of these opportunities while continuing to meet or exceed all applicable capital requirements of the Office of Thrift Supervision, the bank’s primary regulator.

     Effective as of April 1, 2004, we increased the size of the board to eight upon our appointment, pursuant to the recommendation of our chairman of the board Richard D. Jackson, of Kevin W. Link as a Class III director.

Financial Condition

     Total consolidated assets increased by $1,473,774 to $113,040,228 during the three-month period ended March 31, 2004. The increase in assets was primarily related to increases in net loans and investments of approximately $5.1 million and $2.3 million, respectively, offset by decreases in Federal funds sold of approximately $5.7 million. The increase in net loans was primarily attributable to an increase of approximately $5.3 million in individual real estate loans. Consumer loans increased approximately $400 thousand during the period. Both commercial and commercial mortgage loans decreased during the period by approximately $400 thousand and $300 thousand, respectively. The loan portfolio mix reflects management’s continued efforts to diversify the loan portfolio by decreasing its reliance on commercial and commercial real estate loans.

     Total consolidated liabilities decreased slightly by $24,046 to $105,183,497 during the three-month period ended March 31, 2004. The decrease in liabilities is primarily related to a $125 thousand decrease in other borrowings and a $50 thousand decrease in accrued interest payable and other liabilities offset by an increase in deposits of $151 thousand during the three-month period ended March 31, 2004.

Results of Operations – Three months ended March 31, 2004 compared to the three months ended March 31, 2003:

     Net earnings for the three months ended March 31, 2004 was $185,917, or $66,405 after taking into account $119,512 in dividends on preferred stock, compared with net earnings of $313,951, or $195,102 after taking into account $118,849 in dividends on preferred stock, for the three months ended March 31, 2003. Net interest income, before provision for loan losses, for the three-month period ending March 31, 2004 totaled $1,162,516, compared to net interest income, before provision for loan losses, of $920,466 for the three-month period ending March 31, 2003. During the period ended March 31, 2003, net interest income of $51,452 was generated from loans held for sale by our former Maryland loan production office.

     Other income earned for the three months ended March 31, 2004 and 2003 was $26,064 and $788,473, respectively. Included in other income for the three months ended March 31, 2004 were deposit fees and miscellaneous income totaling $20,509 and $5,555, respectively. Included in other income for the three months ended March 31, 2003 was $753,813 generated by the Maryland loan production office. The income from the Maryland loan production office consisted of gains on loans sold to investors in the secondary market.

     Operating expenses for the three-month period ending March 31, 2004 and 2003 totaled $971,663 and $1,291,988, respectively. Operating expenses for the three-month period ending March 31, 2003 included Maryland loan production office expenses totaling $359,293. The Maryland loan production office expenses consisted primarily of incentive compensation and other benefits. After adjusting for operating expenses incurred in connection with the Maryland loan production office in 2003, total operating expenses for continuing operations increased by approximately $39,000 for the three-month period ending March 31, 2004 compared to the prior year period. The expense increase is primarily due to a write-off in the amount of approximately $20,000 related to our former banking platform provided by London Bridge Phoenix Software in January and February, 2004 and will not recur.

     Management anticipates that a significant cost for 2004 will likely be those associated with the Sarbanes-Oxley Act of 2002 compliance implementation. The Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies. Section 404 of this Act deals with management’s report on internal controls, and will require much in the way of resources to plan, implement and document internal controls. Some of the resources will be in the form of management effort devoted to complying with the new rules, but a significant cost will likely be in increased accounting and consulting fees. For the quarter ended March 31, 2004, the Company incurred approximately $5,000 in legal fees associated with compliance measures mandated by the Sarbanes-Oxley Act of 2002 in connection with the preparation of the Company’s annual report on Form 10-KSB and Proxy Statement for the 2004 Annual Meeting of Shareholders. The Company expects to incur significant additional costs with respect to the implementation of other items of the Sarbanes-Oxley Act of 2002 during this fiscal year.

Allowance for Loan Losses

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

     For the three months ended March 31, 2004, there were thirteen loans totaling $4,603,244 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $420,570 of the $1,159,462 allowance for loan losses. The remaining $738,892 provision for loan losses is associated with loans evaluated in groups.

     At March 31, 2004, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$1,945,274	7	$228,352	—	—	—	$1,945,274	7	$228,352	$1,138,838	6	$136,983
Real Estate – Commercial	2,616,846	3	189,084	1,696,758	2	84,838	920,088	1	104,246	920,088	1	104,246
Real Estate – Individual	—	—	—	—	—	—	—	—	—	—	—	—
Installment – Individual	41,124	3	3,134	—	—	—	41,124	3	3,134	41,124	3	3,134

Totals	$4,603,244	13	$420,570	$1,696,758	2	$84,838	$2,906,486	11	$335,732	$2,100,050	10	$244,363

     For the year ended December 31, 2003, there were twenty loans totaling $3,950,738 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $350,500 of the $1,204,754 allowance for loan losses. The remaining $854,254 provision for loan losses is associated with loans evaluated in groups.

     At December 31, 2003, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$2,128,529	11	$243,669	—	—	—	$2,128,529	11	$243,669	$1,306,297	10	$150,510
Real Estate – Commercial	1,690,622	2	84,531	768,534	1	38,427	922,088	1	46,104	922,088	1	46,104
Real Estate – Individual	29,332	1	5,866	—	—	—	29,332	1	5,866	29,332	1	5,866
Installment – Individual	102,255	6	16,434	—	—	—	102,255	6	16,434	102,255	6	16,434

Totals	$3,950,738	20	$350,500	$768,534	1	$38,427	$3,182,204	19	$312,073	$2,359,972	18	$218,914

     For the three months ended March 31, 2004, there were twenty loans delinquent over 30 days totaling approximately $2,425,000. Of this amount, there were five delinquent commercial loans totaling $677,000, one delinquent commercial real estate loan totaling $932,000, nine delinquent individual real estate loans totaling $660,000 and five delinquent consumer loans totaling $156,000. There were two loans totaling approximately $25,000 past due 90 days or more, both of which remained on interest accrual at March 31, 2004.

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

     For the three months ended March 31, 2004, our allowance for loan losses amounted to $1,159,462, or 1.35% of total loans. The decrease in our allowance for loan losses in the first quarter of $45,292 resulted from a $31,000 provision for loan losses and no recoveries, offset by three net loans charged off of $76,292. At December 31, 2003, our allowance for loan losses amounted to $1,204,754, or 1.49% of total loans. We strengthened our provision for loan losses during the year ended December 31, 2003 by $894,000. The increase in our allowance in allowance for loan losses during the year ended December 31, 2003 of $241,453 resulted from a $894,000 provision for loan losses and recoveries of $828, partially offset by five net loans charged off of $653,375.

Allowance for Loan Losses

     The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Three	For the
	Months Ended	Year Ended
	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Average loans outstanding	$84,984	$81,003

Loans outstanding at period end	$86,039	$81,020

Total nonperforming loans	$2,100	$2,360

Beginning balance of allowance	$1,205	$963
Loans charged off:
Commercial	0	(384)
Real estate – commercial	(60)	0
Installment loans to individuals	(17)	(269)

Total charge-offs	(77)	(653)
Recoveries of previous charge-offs:
Installment loans to individuals	0	1

Total recoveries	0	1
Net loans charged-off	(77)	(652)
Provision for loan losses	31	894

Balance at period end	$1,159	$1,205

Net charge-offs to average loans	0.01%	0.80%
Allowance as percent of total loans	1.35%	1.49%
Nonperforming loans as a percentage of total loans	2.44%	2.91%
Allowance as a percent of nonperforming loans	55.19%	51.06%

At March 31, 2004 and December 31, 2003, the allowance was allocated as follows:

		Percentage of		Percentage of
	Three Months	loans in	Year ended	loans in
	Ended	each category	December 31,	each category
	March 31, 2004	to total loans	2003	to total loans
Commercial	$502,352	17.52%	$532,669	19.11%
Real estate – individual	317,084	50.47%	188,000	47.02%
Real estate – commercial	138,000	23.96%	232,531	25.82%
Installment loans to individuals	199,134	8.05%	197,300	8.05%
Unallocated	2,892	—%	54,254	—%

Total	$1,159,462	100.00%	$1,204,754	100.00%

     Changes in the allocation of loan loss allowance to each loan category are driven by several factors, including (1) changes in the relative mix of the loan categories from period to period, (2) changes arising from the loan loss reserve percentages applied to performing loans and to loans evaluated separately in the Classified Asset Summary, and (3) changes in the composition of loans within the Classified Asset Summary.

     Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Average Balances, Income and Expense, and Rates

     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2004:

Interest-		Interest
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost
Federal funds sold	$8,126,968	$19,378	.96%
Interest-bearing deposits	74,002	172	.93%
Investment securities	19,978,413	286,282	5.75%
Loans	84,984,482	1,444,086	6.82%

Total	$113,163,865	$1,749,918	6.20%

Deposits	90,081,468	520,635	2.32%
Other borrowings	9,331,231	66,767	2.87%

Total	$99,412,699	$587,402	2.37%

Net interest income/spread		$1,162,516	3.83%

Net interest margin			4.12%

     The net interest margin for the first quarter of 2004 increased to 4.12% as compared to 3.84% for the first quarter of 2003. Net interest margin increased to 4.12% during the first quarter of 2004 from 3.72% for the full 2003 year.

Liquidity and Sources of Capital

     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The March 31, 2004 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $3.1 million, or 2.75% of total assets. Our ability to maintain and expand our deposit base and borrowing capabilities are other sources of liquidity. For the three-month period ended March 31, 2004, total deposits increased slightly from $95.5 million to $95.6 million, representing a increase of less than 1%. We will increase deposits as required to fund new loan growth. Additionally, we may enter into security repurchase agreements which enable us to borrow funds at favorable rates using certain investments held in our investment portfolio. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations.

     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank’s primary regulator.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement
Capital ratios at March 31, 2004
Tier 1 capital	10.02%	4.0%
Tier 2 capital	1.25%

Total risk-based capital ratio	11.27%	8.0%

Leverage ratio	6.88%	4.0%

     The Office of Thrift Supervision has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

     The Office of Thrift Supervision may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. The most recent notice from the Office of Thrift Supervision categorized the bank as well capitalized under the regulatory framework for prompt corrective action. However, at December 31, 2003, the bank temporarily fell below the requested 10.0% “well capitalized” level for its total risk-based capital ratio. Management promptly notified the OTS that its total risk based capital was 9.76% at December 31, 2003. The bank nevertheless remained adequately capitalized (above 8%) at December 31, 2003. The holding company contributed $1.1 million in capital to the bank during the first quarter of 2004 and the bank was well capitalized with a total risk-based capital ratio of 11.27% at March 31, 2004. The bank’s profitability during the period also contributed to its increased risk-based capital ratio.

     We believe that, as of March 31, 2004, we meet all capital requirements to which we are subject.

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

     The table below shows the interest rate sensitivity of our assets and liabilities as of March 31, 2004:

		After three
	Within	but within	After one	After
	three	twelve	but within	five
	months	months	five years	years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits	$92	$—	$—	$—	$92
Loans	49,013	6,396	9,842	20,890	86,141
Investment securities	450	—	—	23,061	23,511
Federal funds sold	1,815	—	—	—	1,815

Total earning assets	51,370	6,396	9,842	43,951	111,559

Interest-bearing liabilities:
Money market and NOW	30,876	—	—	—	30,876
Savings deposits	625	—	—	—	625
Time deposits	7,438	30,406	18,850	—	56,694
Other liabilities	—	5,248	—	4,000	9,248

Total interest-bearing liabilities	38,939	35,654	18,850	4,000	97,443

Interest-sensitivity gap	$12,431	$(29,258)	$(9,008)	$39,951	$14,116

Cumulative interest-sensitivity gap	$12,431	$(16,827)	$(25,835)	$14,116	$14,116

Ratio of interest-sensitivity gap to total earning assets	11.14%	-26.23%	-8.07%	35.81%	12.65%
Ratio of cumulative interest- sensitivity gap to total earning assets	11.14%	-15.08%	-23.16%	12.65%

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

Loan Portfolio

     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $84,984,482 for the three-month period ended March 31, 2004. Total gross loans outstanding at March 31, 2004 were $86,140,853.

     The following table summarizes the composition of the loan portfolio at March 31, 2004:

		Percent
	Amount	of total
Commercial	$15,093,846	17.52%
Real estate – individual	43,472,871	50.47%
Real estate – commercial	20,639,752	23.96%
Installment loans to individuals	6,934,384	8.05%

Gross loans	86,140,853	100.00%

Less: Net deferred loan fees	(102,053)
Allowance for loan loss	(1,159,462)

Total net loans	$84,879,338

     The principal components of our loan portfolio at March 31, 2004 were mortgage loans and commercial loans, which represented approximately 92% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     In May 2003, Thacker & Loucks, Inc., d/b/a Thacker & Loucks Financial Services, a Georgia corporation (“Thacker”), filed an action against the holding company in the State Court of Fulton County alleging a breach of contract by the holding company. The breach of contract alleged by Thacker relates to a Servicing Representative Agreement dated as of August 3, 2001 (the “Agreement”) by and between ebank, the holding company’s subsidiary, and Thacker. Under the Agreement, ebank agreed to discount from time to time an indeterminate number of certain types of contracts which met ebank’s underwriting criteria. Pursuant to the terms of the Agreement, in February ebank provided Thacker with written notice of ebank’s intention to terminate the Agreement after the expiration of a 180-day notice period.

     The complaint filed by Thacker alleged that the holding company failed to approve loans which met or exceeded the underwriting criteria and failed to communicate with Thacker. The complaint filed by Thacker seeks contractual damages in the amount of $3,500,000, plus reasonable attorney’s fees and costs of the litigation.

     Management believes that ebank has abided by all applicable terms of the Agreement, including those terms related to continuing performance during the notice period prior to termination, and that the claim asserted by Thacker is without merit.

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

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K – There were no reports were filed on Form 8-K for the period ended March 31, 2004.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebank Financial Services, Inc.

Date: May 12, 2004	By:	/s/ James L. Box

James L. Box
President and Chief Executive Officer

	By:	/s/ Wayne W. Byers

Wayne W. Byers
Chief Financial Officer