Form 10QSB
period 2004-06-30
EBANK FINANCIAL SERVICES INC
filed 2004-08-12
CIK 1050725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

     5,778,427 shares of common stock, par value $.01 per share, were issued and outstanding as of August 6, 2004.

     Transitional Small Business Disclosure Format: Yes ☐        No ☒

ebank Financial Services, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$729,337	$674,730
Interest-bearing deposits in banks	86,329	70,118
Federal funds sold	800,000	7,483,000

Cash and cash equivalents	1,615,666	8,227,848
Securities available for sale	21,294,021	20,761,358
Other securities	450,000	450,000
Loans, net of allowance for loan losses of $1,205,385 and $1,204,754, respectively	87,567,647	79,814,908
Premises and equipment, net	475,640	535,061
Accrued interest receivable and other assets	1,309,324	1,777,279

Total assets	$112,712,298	$111,566,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$87,834,401	$95,487,429
Other borrowings	14,681,000	9,372,444
Accrued interest payable and other liabilities	221,324	347,670

Total liabilities	102,736,725	105,207,543

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A preferred stock, 8% cumulative, convertible into one share of common stock; 2,396,800 issued and outstanding; accumulated undeclared dividends of $640,898 and $401,874 (liquidation preference of $5,992,000)	23,968	23,968
Common stock, $.01 par value, 15,000,000 shares authorized, 5,778,427 and 2,074,723 shares issued and outstanding	57,785	20,747
Capital surplus	22,807,441	19,173,141
Accumulated deficit	(12,435,539)	(12,717,739)
Accumulated other comprehensive loss	(478,082)	(141,206)

Total shareholders’ equity	9,975,573	6,358,911

Total liabilities and shareholders’ equity	$112,712,298	$111,566,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$1,398,361	$1,337,379	$2,842,447	$2,636,063
Interest-bearing deposits	145	1,898	317	4,896
Investment securities	269,303	225,820	551,929	436,178
Other investments	3,981	4,203	7,637	9,831
Federal funds sold	3,722	3,101	23,100	23,483

Total interest income	1,675,512	1,572,401	3,425,430	3,110,451

Interest expense:
Deposits	471,884	506,787	992,519	1,039,851
Other borrowings	70,503	101,104	137,270	185,625

Total interest expense	542,387	607,891	1,129,789	1,225,476

Net interest income	1,133,125	964,510	2,295,641	1,884,975
Provision for loan losses	200,000	586,000	231,000	689,000

Net interest income after provision for loan losses	933,125	378,510	2,064,641	1,195,975

Other income:
Gain on sale of loans held for sale (MD)	—	—	—	752,715
Gain on sale of loans held for sale (GA)	—	2,691	—	8,551
Gain on sale of investments	—	244,874	—	244,874
Deposit fees	28,005	22,711	48,514	46,081
Miscellaneous fees	6,606	5,595	12,161	14,979

Total other income	34,611	275,871	60,675	1,067,200

Other expense:
Salaries and other compensation	404,071	455,737	854,666	1,343,715
Employee benefits	73,432	81,667	152,669	180,407
Net occupancy and equipment expense	187,837	183,433	400,866	357,770
Professional and other outside services	93,631	160,350	193,018	241,850
Other expense	112,481	129,823	241,896	182,111

Total other expenses	871,452	1,011,010	1,843,115	2,305,853

Net earnings (loss)	96,284	(356,629)	282,201	(42,678)
Preferred stock dividends	(119,512)	(120,170)	(239,024)	(239,019)

Net earnings (loss) attributable to common stockholders	$(23,228)	$(476,799)	$43,177	$(281,697)

Basic earnings (loss) per common share	$(.01)	$(.23)	$.01	$(.15)
Diluted earnings (loss) per common share	$(.01)	$(.23)	$.01	$(.15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the six months ended
	June 30,
	2004	2003
Net earnings (loss)	$282,201	$(42,678)

Other comprehensive loss:
Unrealized (losses) gains on securities available for sale:
Holding (losses) gains arising during the six-month period net of taxes of $206,122 and $179,431	(336,876)	293,253
Reclassification adjustment for gain included in the net loss, net of taxes of $92,954	—	(151,920)

Total other comprehensive income (loss)	(336,876)	141,333

Comprehensive income (loss)	$(54,675)	$98,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

Financial Services, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$282,201	$(42,678)
Adjustments to reconcile net earnings (loss) to net cash provided in operating activities:
Net amortization of investment securities	(1,047)	15,914
Depreciation expense	120,614	96,035
Provision for loan losses	231,000	689,000
Gain on sale of investments	—	(244,874)
Decrease in mortgage loans held for sale	—	7,820,139
Change in deferred loan fees and costs	16,821	(230,274)
Change in other assets	207,828	279,128
Change in accrued interest receivable	(35,055)	(53,371)
Change in accrued interest payable	(11,940)	(21,421)
Change in other liabilities	(114,406)	(757,189)

Net cash provided by operating activities	696,016	7,550,409

Cash flows from investing activities:
Purchase of securities available for sale	(9,574,388)	(1,563,852)
Proceeds from calls and maturities of securities available for sale	7,499,774	—
Proceeds from sale of securities available for sale	1,000,000	1,020,344
Purchase of securities held-to-maturity	—	(14,720,038)
Proceeds from calls and maturities of securities held-to-maturity	—	13,626,320
Proceeds from sale of securities held-to-maturity	—	3,950,329
Net change in loans	(8,000,560)	(12,532,448)
Net proceeds from the sale of real estate owned	501,304	—
Purchases of premises and equipment	(61,195)	(28,934)
Proceeds from sale of Peachtree Capital Corporation	—	578,000

Net cash used by investing activities	(8,635,065)	(9,670,279)

Cash flows from financing activities:
Net change in deposits	(7,653,028)	7,618,422
Proceeds from other borrowings	5,681,000	—
Repayments on other borrowings	(372,444)	(30,053)
Net proceeds from sale of common stock	3,671,339	—
Cash dividend paid on preferred stock	—	(20,250)

Net cash provided by financing activities	1,326,867	7,568,119

Net change in cash and cash equivalents	(6,612,182)	5,448,249
Cash and cash equivalents:
Beginning of period	8,227,848	6,633,440

End of period	$1,615,666	$12,081,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

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

Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the in the United States of America. Actual results could differ from these estimates.

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in the quarters ended June 30, 2004 and June 30, 2003 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net earnings and loss and basic and diluted earnings and loss per common share.

	For the six months ended June 30,
	2004	2003
Net earnings (loss) attributable to common stockholders	$43,177	$(281,697)
Effect of stock options grants	(23,041)	(71,567)

Pro forma	$20,136	$(353,264)

Basic earnings (loss) per share
As reported	$.01	$(.15)
Pro forma	$.01	$(.19)
Diluted earnings (loss) per share
As reported	$.01	$(.15)
Pro forma	$.01	$(.19)

NOTE 2 — EARNINGS (LOSS) PER COMMON SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings (loss) per common share for the three months ended June 30, 2004 and 2003.

	For the three months ended
	June 30
	2004	2003
Basic Loss Per Common Share:
Weighted average common shares outstanding	4,240,016	2,060,639

Net earnings (loss)	$96,284	$(356,629)
Preferred stock dividend accumulated during the period	(119,512)	(120,170)

Net loss attributable to common stockholders	$(23,228)	$(476,799)

Basic loss per common share	$(.01)	$(.23)

Diluted Loss Per Common Share:
Weighted average common shares outstanding	4,240,016	2,060,639
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market prices for the year	—	—
Net effect of convertible preferred stock	—	—

Total weighted average common shares and common stock equivalents outstanding	4,240,016	2,060,639

Net loss attributable to common Stockholders	$(23,228)	$(476,799)

Diluted loss per common share	$(.01)	$(.23)

     Presented below is a summary of the components used to calculate basic and diluted earnings (loss) per common share for the six months ended June 30, 2004 and 2003.

	For the six months ended
	June 30
	2004	2003
Basic Earnings (Loss) Per Common Share:
Weighted average common shares outstanding	3,190,407	1,908,205

Net earnings (loss)	$282,201	$(42,678)
Preferred stock dividend	(239,024)	(239,019)

Net earnings (loss) attributable to common stockholders	$43,177	$(281,697)

Basic earnings (loss) per common share	$.01	$(.15)

Diluted Loss Per Common Share:
Weighted average common shares outstanding	3,190,407	1,908,205
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market prices for the year	—	—
Net effect of convertible preferred stock	—	—

Total weighted average common shares and common stock equivalents outstanding	3,190,407	1,908,205

Net earnings (loss) attributable to common stockholders	$43,177	$(281,697)

Diluted earnings (loss) per common share	$.01	$(.15)

     The effects of both the stock options and the convertible preferred stock on the calculations of earnings (loss) per share are anti-dilutive for all periods presented, and therefore their effects have been omitted in these computations.

NOTE 3— ISSUANCE OF COMMON STOCK

     In connection with a public offering of common stock which concluded on June 10, 2004, the Company issued a total of 3,703,704 common shares as of June 30, 2004 and received net proceeds from these stock sales of $3,671,339. The Company’s offering of common stock was fully subscribed.

     The Company is obligated to pay cumulative dividends at a rate of 8% on the outstanding shares of Series A cumulative convertible preferred stock. The dividends on each share accrue from the date of purchase, whether or not declared. At the Company’s option, the Company may pay these dividends in cash or in additional shares of its common stock. The most recent common stock dividend was paid on March 25, 2003 to Series A preferred stock shareholders of record on February 28, 2003. The dividend, which was based on the closing price of the Company’s common stock on the record date, resulted in the issuance of 332,416 shares of common stock. The Company’s board of directors has not declared a dividend accrued on its Series A preferred stock from March 1, 2003 to date. At June 30, 2004, the cumulative undeclared dividends on the Company’s Series A preferred stock totaled $640,898.

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

     Thacker filed its original lawsuit against the Company, which was not a party to the Agreement and was therefore the wrong entity. The Company filed its answer in June 2003, denying all claims and informing Thacker that it had sued the wrong entity. Thacker agreed to file a joint consent order dismissing the Company from the action and substituting the Bank, the actual party to the Agreement, as the actual defendant. The consent order stipulated that the Bank would be given an opportunity to file its own answer. This answer was filed in December 2003 and discovery commenced in the amended action.

     Effective June 26, 2004, the Bank entered into an agreement with Thacker to settle and release all claims in the action brought by Thacker against the Bank. As part of this agreement, the Bank agreed to pay $5,000 to Thacker without admitting to any liability. In exchange, Thacker agreed to dismiss the current lawsuit with prejudice and release and discharge the Bank from any and all claims relating to the business relationship between the Bank and Thacker pursuant to the Agreement.

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Report, including but not limited to, matters described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain certain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. These statements may relate to, among others, our future financial position, business prospects and strategy, projected costs and plans and objectives for future operations, growth and liquidity. Forward-looking statements generally can be identified by the use of words such as “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “consider,” “plan,” “estimate,” “project,” or “continue” or words of similar meaning. These statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from our historical results or from those anticipated or implied as of the date of this Report. Some of the factors that could cause such a variance are:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	changes in the securities markets;

•	the potential economic effects of terrorist attacks, such as those that occurred on September 11, 2001, as well as other acts of violence or war, including the ongoing military actions in Iraq and Afghanistan; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

     ebank Financial Services, Inc., a Georgia corporation, is the holding company for ebank, a federal savings bank. We provide banking and other financial services to small business and retail customers through our offices in Atlanta, Georgia and via the Internet. Our business strategy emphasizes our traditional banking business and focuses on developing cost-effective strategies utilizing the Internet as one of our delivery channels. We provide a broad array of financial products and services to our small business and retail customers, including checking accounts, money markets, CDs, ATM cards, home equity loans, mortgage loans, commercial loans, credit cards, and bill payment services.

     On February 11, 2004, we commenced an offering to raise up to $4 million of new capital through the sale of up to 3,703,704 shares of the Company’s common stock at a price of $1.08 per share. The offering terminated 120 days following its commencement on June 10, 2004 and was fully subscribed.

     We made the offering to raise up to $4 million of new capital to support the future growth and development of the business of ebank Financial Services, Inc. As of the termination of the offering, the Company had accepted subscription agreements covering an aggregate of 3,704,703 shares of common stock, raising gross proceeds of $4 million. After deducting offering related expenses incurred to date, the Company generated net proceeds of $3,671,339 through its stock offering. We expect to incur additional offering related expenses not to exceed $10,000 in the third quarter. As of June 30, 2004, we used $3,000,000 of the proceeds as additional regulatory and working capital for ebank. We used approximately $250,000 of the proceeds to repay certain debt of the Company outstanding before we commenced the offering. We expect to use a significant portion of the remaining proceeds as additional regulatory and working capital for our subsidiary bank, ebank, to support future growth in its deposits and asset base. In recent months, we have seen increased opportunities to expand the bank’s deposit base and a corresponding increase in demand for loans which management believes will enhance the profitability of ebank. We may need additional capital to enable the bank to take advantage of these opportunities while continuing to meet or exceed all applicable capital requirements of the Office of Thrift Supervision, the bank’s primary regulator.

Financial Condition

     Total consolidated assets increased by $1.2 million to $112,712,298 during the six-month period ended June 30, 2004. The increase in assets is primarily related to increases in loans and investments of $7.8 and $.5 million, respectively, offset by a decrease in Federal funds sold of $6.7 million. The $7.8 million increase in our loan portfolio is composed of increases in our mortgage, consumer and commercial loans of $6.3, $1.0 and $1.0 million, respectively, offset by a decline $.5 million in our commercial real estate loans. The continued increase in individual real estate mortgage loans during the period reflects management’s continued efforts to diversify the loan portfolio by decreasing its reliance on commercial and commercial real estate loans.

     Total consolidated liabilities decreased by $2.5 million to $102,736,725 during the six-month period ended June 30, 2004. The decrease in liabilities is primarily related to a $7.7 million decrease in deposits, offset by an increase in other borrowings of $5.3 million, respectively. The $7.7 million decrease in deposits is primarily related to decreases in certificates of deposit and money market balances of $6.2 and $1.4 million. The increase in other borrowings in primarily related to $5.0 million in short-term borrowings secured by investments.

     During the second quarter, we decided to use short-term borrowings secured by investments to supplement our liquidity requirements rather than issuing higher cost certificates of deposits to replace maturing certificates. Our decision was primarily based on management’s analysis of the yield curve during the period. The relative steepness of the yield curve presents an opportunity to take advantage of lower cost short-term funding opportunities. This opportunity is not expected to continue through the remainder of the year as it is expected that the yield curve will flatten as short-term rates increase and long-term rates stabilize.

Results of Operations – Six months ended June 30, 2004 compared to the six months ended June 30, 2003:

     Net earnings for the six months ended June 30, 2004 was $282,201, or $43,177 after taking into account $239,024 in dividends on preferred stock, compared with a net loss of ($42,678), or ($281,697) after taking into account $239,019 in dividends on preferred stock, for the six months ended June 30, 2003. Net interest income, before provision for loan losses, for the six-month period ending June 30, 2004 totaled $2,295,641, compared to net interest income, before provision for loan losses, of $1,884,975 for the six-month period ending June 30, 2003. During the prior year period ended June 30, 2003, net interest income of $51,452 was generated from loans held for sale by our former Maryland loan production office.

     Other income earned for the six months ended June 30, 2004 and 2003 was $60,675 and $1,067,200, respectively. Other income for the six months ended June 30, 2004 consisted primarily of $48,514 in deposit fee income. Included in other income for the six months ended June 30, 2003 was $752,715 generated by the Maryland loan production office, $244,874 in gains on sales of investments and $46,081 in deposit fee income. The income from the Maryland loan production office consisted of gains on loans sold to investors in the secondary market.

     Operating expenses for the six-month periods ending June 30, 2004 and 2003 totaled $1,843,115 and $2,305,853, respectively. After adjusting for $360,543 in operating expenses incurred in connection with the Maryland loan production office in the prior year, total operating expenses for continuing operations totaled $1,945,310 for the six-month period ending June 30, 2003 as compared to $1,843,115 for the six-month period ending June 30, 2004, resulting in a $102,195 reduction in operating expenses for the first half of 2004. Maryland loan production office operating expenses for the six-month period ending June 30, 2003 consisted primarily of incentive compensation and other benefits.

Results of Operations – Three months ended June 30, 2004 compared to the three months ended June 30, 2003:

     Net earnings for the three months ended June 30, 2004 was $96,284, or a net loss of ($23,228) after taking into account $119,512 in dividends on preferred stock, compared with a net loss of ($356,629), or ($476,799) after taking into account $120,170 in dividends on preferred stock, for the three months ended June 30, 2003. Net interest income, before provision for loan losses, for the three-month period ending June 30, 2004 totaled $1,133,125, compared to net interest income, before provision for loan losses, of $964,510 for the three-month period ending June 30, 2003.

     Other income earned for the three months ended June 30, 2004 and 2003 was $34,611 and $275,871, respectively. Other income for the three months ended June 30, 2004 consists primarily of $28,005 in deposit fee income. Included in other income for the three months ended June 30, 2003 is a gain on sale of investments totaling $244,874 and deposit fee income of $22,711.

     Operating expenses for the three-month periods ending June 30, 2004 and 2003 totaled $871,452 and $1,011,010, respectively. After adjusting for $1,250 in operating expenses incurred in connection with the Maryland loan production office in the prior year, total operating expenses for continuing operations totaled $1,009,760 for the three-month period ending June 30, 2003 as compared to $871,452 for the three-month period ending June 30, 2004, resulting in a $138,308 reduction in second quarter 2004 operating expenses.

     Management anticipates that a significant expense for 2004 will likely be incurred associated with the Sarbanes-Oxley Act of 2002 compliance implementation. The Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies. Section 404 of this Act deals with management’s report on internal controls, and will require much in the way of resources to plan, implement and document internal controls. Some of the resources will be in the form of management effort devoted to complying with the new rules, but a significant cost will likely be in increased accounting and consulting fees.

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

     For the six months ended June 30, 2004, there were eleven loans totaling $4,721,187 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $403,323 of the $1,205,385 allowance for loan losses. The remaining $802,063 provision for loan losses is associated with loans evaluated in groups.

     At June 30, 2004, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$1,774,906	5	$197,766	—	—	—	$1,774,906	5	$197,766	$981,057	4	$107,823
Real Estate – Commercial	2,604,172	3	188,451	1,684,084	2	84,205	920,088	1	104,246	920,088	1	104,246
Real Estate – Individual	288,958	1	14,448	—	—	—	288,958	1	14,448	288,958	1	14,448
Installment – Individual	53,151	2	2,658	—	—	—	53,151	2	2,658	53,151	2	2,658

Totals	$4,721,187	11	$403,323	$1,684,084	2	$84,205	$3,037,103	9	$319,118	$2,243,254	8	$229,175

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

     For the six months ended June 30, 2004, there were eleven loans delinquent over 30 days totaling approximately $2,520,000. Of this amount, there were three delinquent commercial loans totaling $273,000, two delinquent commercial real estate loan totaling $1,738,000, two delinquent individual real estate loans totaling $198,000 and four delinquent consumer loans totaling $311,000. There was one loan totaling approximately $148,000 past due 90 days or more which remained on interest accrual at June 30, 2004.

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

     For the six months ended June 30, 2004, our allowance for loan losses amounted to $1,205,385, or 1.36% of total loans. The increase of $631 in our allowance for loan losses during the first six months of 2004 resulted from a $231,000 additional provision for loan losses with no recoveries, offset by eight net loans charged off totaling $230,369. At December 31, 2003, our allowance for loan losses amounted to $1,204,754, or 1.49% of total loans. We strengthened our provision for loan losses during the year ended December 31, 2003 by $894,000. The increase in our allowance for loan losses during the year ended December 31, 2003 of $241,453 resulted from a $894,000 provision for loan losses and recoveries of $828, partially offset by five net loans charged off of $653,375.

Allowance for Loan Losses

     The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Six	For the
	Months Ended	Year Ended
	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Average loans outstanding	$84,201	$81,003

Loans outstanding at period end	$88,773	$81,020

Total nonperforming loans	$2,243	$2,360

Beginning balance of allowance	$1,205	$963
Loans charged off:
Commercial	(127)	(384)
Real estate – commercial	(60)	0
Installment loans to individuals	(44)	(269)

Total charge-offs	(231)	(653)
Recoveries of previous charge-offs:
Installment loans to individuals	0	1

Total recoveries	0	1
Net loans charged-off	(231)	(652)
Provision for loan losses	231	894

Balance at period end	$1,205	$1,205

Net charge-offs to average loans	0.27%	0.80%
Allowance as percent of total loans	1.36%	1.49%
Nonperforming loans as a percentage of total loans	2.53%	2.91%
Allowance as a percent of nonperforming loans	53.73%	51.06%

At June 30, 2004 and December 31, 2003, the allowance was allocated as follows:

		Percentage of		Percentage of
	Six Months	loans in	Year ended	loans in
	Ended	each category	December 31,	each category
	June 30, 2004	to total loans	2003	to total loans
Commercial	$505,765	18.50%	$532,669	19.11%
Real estate – individual	156,448	49.97%	188,000	47.02%
Real estate – commercial	320,451	23.01%	232,531	25.82%
Installment loans to individuals	222,658	8.52%	197,300	8.05%
Unallocated	63	—%	54,254	—%

Total	$1,205,385	100.00%	$1,204,754	100.00%

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

Average Balances, Income and Expense, and Rates

     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2004:

Interest-		Interest
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost
Federal funds sold	$5,021,338	$23,100	.92%
Interest-bearing deposits	68,599	317	.92%
Investment securities	20,145,214	559,566	5.56%
Loans	84,200,798	2,842,447	6.75%

Total	$109,435,949	$3,425,430	6.26%

Deposits	$86,359,463	$992,519	2.30%
Other borrowings	9,680,410	137,270	2.84%

Total	$96,039,873	$1,129,789	2.35%

Net interest income/spread		$2,295,641	3.91%

Net interest margin			4.20%

     The net interest margin for the first six months of 2004 increased to 4.20% as compared to 3.88% for the first six months of 2003 and 3.72% for the full year in 2003.

Liquidity and Sources of Capital

     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The June 30, 2004 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $1.6 million, or 1.43% of total assets. Additionally, our ability to maintain and expand our deposit base and borrowing capabilities are a source of liquidity. For the six-month period ended June 30, 2004, total deposits decreased from $95.5 million to $87.8 million, representing a decrease of 8.06%. We will increase deposits as required to fund loan growth, loan purchases in the secondary markets and for purchases of investments. During the second quarter, the decline of $7.7 million in deposits was primarily related to a $6.2 million and $1.4 million decline in certificates of deposit and money market accounts, respectively. The decline in certificates of deposit resulted from declines of $4.9 million and $1.3 million in retail and brokered certificates, respectively. Management decided to use short-term borrowings secured by investments to supplement our liquidity requirements rather than issuing higher cost certificates of deposits to replace maturing certificates. Management anticipates that it will issue both retail and brokered deposits later in the year and will decrease its use of short-term borrowings as short-term rates rise. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations.

     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank’s primary regulator.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement
Capital ratios at June 30, 2004
Tier 1 capital	12.47%	4.0%
Tier 2 capital	1.25%

Total risk-based capital ratio	13.72%	8.0%

Leverage ratio	8.71%	4.0%

     The Office of Thrift Supervision has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

     The Office of Thrift Supervision may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. As of the quarter just ended, the bank was well capitalized with a total risk-based capital ratio of 13.72% at June 30, 2004.

     We believe that, as of June 30, 2004, we meet all capital requirements to which we are subject.

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

     The table below shows the interest rate sensitivity of our assets and liabilities as of June 30, 2004:

		After three
	Within	but within	After one	After
	three	twelve	but within	five
	months	months	five years	years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits	$86	$—	$—	$—	$86
Loans	39,527	16,335	13,410	19,626	88,898
Investment securities	450	—	—	21,294	21,744
Federal funds sold	800	—	—	—	800

Total earning assets	40,863	16,335	13,410	40,920	111,528

Interest-bearing liabilities:
Money market and NOW	26,952	—	—	—	26,952
Savings deposits	388	—	—	—	388
Time deposits	5,969	33,562	15,046	—	54,577
Other liabilities	5,681	5,000	—	4,000	14,681

Total interest-bearing liabilities	38,990	38,562	15,046	4,000	96,598

Interest-sensitivity gap	$1,873	$(22,227)	$(1,636)	$36,920	$14,930

Cumulative interest-sensitivity gap	$1,873	$(20,354)	$(21,990)	$14,930	$14,930

Ratio of interest-sensitivity gap to total earning assets	1.68%	-19.93%	-1.47%	33.10%	13.39%
Ratio of cumulative interest-sensitivity gap to total earning assets	1.68%	-18.25%	-19.72%	13.39%

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

Loan Portfolio

     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $84,200,798 for the six-month period ended June 30, 2004. Total gross loans outstanding at June 30, 2004 were $88,898,251.

     The following table summarizes the composition of the loan portfolio at June 30, 2004:

		Percent
	Amount	of total
Commercial	$16,449,302	18.50%
Real estate – individual	44,425,641	49.97%
Real estate – commercial	20,451,928	23.01%
Installment loans to individuals	7,571,380	8.52%

Gross loans	88,898,251	100.00%

Less: Net deferred loan fees	(125,219)
Allowance for loan loss	(1,205,385)

Total net loans	$87,567,647

     The principal components of our loan portfolio at June 30, 2004 were mortgage loans and commercial loans, which represented approximately 92% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

     Thacker filed its original lawsuit against the holding company, which was not a party to the Agreement and was therefore the wrong entity. The holding company filed its answer in June 2003, denying all claims and informing Thacker that it had sued the wrong entity. Thacker agreed to file a joint consent order dismissing the holding company from the action and substituting ebank, the actual party to the Agreement, as the actual defendant. The consent order stipulated that ebank would be given an opportunity to file its own answer. This answer was filed in December 2003 and discovery commenced in the amended action.

     Effective June 26, 2004, ebank entered into an agreement with Thacker to settle and release all claims in the action brought by Thacker against ebank. As part of this agreement, ebank agreed to pay $5,000 to Thacker without admitting to any liability. In exchange, Thacker agreed to dismiss the current lawsuit with prejudice and release and discharge ebank from any and all claims relating to the business relationship between ebank and Thacker pursuant to the Agreement.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     Our annual meeting of the shareholders was held on June 2, 2004, for the following purposes:

1.	to elect three Class III directors to serve for three-year terms; and

2.	to approve an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000.

     Only shareholders of record at the close of business on April 8, 2004, were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management’s solicitations. Proxies and ballots were received from the holders of 2,239,925 shares of our common stock, representing 71.10% of the shares of common stock entitled to vote. The results were as follows:

     The three individuals nominated to serve as Class III directors were elected with the number of votes for, against, and withheld as indicated below:

CLASS II	FOR	AGAINST	WITHHELD
Richard D. Jackson	2,208,117	-0-	31,808
James L. Box	2,207,117	-0-	32,808
Kevin W. Link	2,208,117	-0-	31,808

In addition, the terms of the following directors continued after that meeting: Terry L. Ferrero, Walter Drakeford, Gary M. Bremer, Don B. Stout and Gregory J. Corona.

     The amendment to the Articles of Incorporation was approved as indicated by the number of votes for, against, and abstain as indicated below:

FOR	AGAINST	ABSTAIN
2,200,597	26,628	12,700

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

3.1	Articles of Incorporation, as amended.

3.2	Certificate of Designations relating to the Series A Preferred Stock, as amended.

3.3	Articles of Amendment to Articles of Incorporation approved on June 2, 2004.

10.1	*Amendment to Employment Agreement of James L. Box.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K — The following reports were filed on Form 8-K for the period ended June 30, 2003:

1.	Form 8-K filed with the SEC on May 11, 2004, announcing the extension of the Company’s public offering.

2.	Form 8-K/A filed with the SEC on May 13, 2003, that corrected an inadvertent typographical error in the May 11, 2004 Form 8-K regarding the extended expiration date of the Company’s public offering.

3.	Form 8-K filed with the SEC on June 2, 2004, announcing the preliminary results of the Company’s public offering.

4.	Form 8-K filed with the SEC on June 14, 2004, announcing the termination of the Company’s public offering.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebank Financial Services, Inc.

Date: August 12, 2004	By:	/s/ James L. Box

James L. Box
President and Chief Executive Officer

	By:	/s/ Wayne W. Byers

Wayne W. Byers
Chief Financial Officer