Form 10QSB
period 2004-09-30
EBANK FINANCIAL SERVICES INC
filed 2004-11-12
CIK 1050725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

     5,779,738 shares of common stock, par value $.01 per share, were issued and outstanding as of October 27, 2004.

     Transitional Small Business Disclosure Format: Yes  ☐   No  ☒

ebank Financial Services, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$886,823	$674,730
Interest-bearing deposits in banks	79,725	70,118
Federal funds sold	680,000	7,483,000

Cash and cash equivalents	1,646,548	8,227,848
Securities available for sale	22,479,216	20,761,358
Other securities	450,000	450,000
Loans, net of allowance for loan losses of $893,888 and $1,204,754, respectively	85,824,912	79,814,908
Premises and equipment, net	435,309	535,061
Accrued interest receivable and other assets	2,077,530	1,777,279

Total assets	$112,913,515	$111,566,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$85,259,515	$95,487,429
Other borrowings	17,000,000	9,372,444
Accrued interest payable and other liabilities	253,165	347,670

Total liabilities	102,512,680	105,207,543

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized:
Series A preferred stock, 8% cumulative, convertible into one share of common stock; 2,396,800 issued and outstanding; accumulated undeclared dividends of $761,723 and $401,874 (liquidation preference of $5,992,000)	23,968	23,968
Common stock, $.01 par value, 15,000,000 shares authorized, 5,778,427 and 2,074,723 shares issued and outstanding	57,785	20,747
Capital surplus	22,797,763	19,173,141
Accumulated deficit	(12,416,695)	(12,717,739)
Accumulated other comprehensive loss	(61,986)	(141,206)

Total shareholders’ equity	10,400,835	6,358,911

Total liabilities and shareholders’ equity	$112,913,515	$111,566,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income:
Loans, including fees	$1,335,160	$1,352,852	$4,177,607	$3,988,915
Interest-bearing deposits	253	336	570	5,232
Investment securities	316,440	261,873	868,369	698,051
Other investments	3,938	4,254	11,575	14,085
Federal funds sold	3,110	7,054	26,209	30,537

Total interest income	1,658,901	1,626,369	5,084,330	4,736,820

Interest expense:
Deposits	452,552	505,524	1,445,070	1,545,375
Other borrowings	92,973	98,545	230,244	284,170

Total interest expense	545,525	604,069	1,675,314	1,829,545

Net interest income	1,113,376	1,022,300	3,409,016	2,907,275
Provision for loan losses	298,000	0	529,000	689,000

Net interest income after provision for loan losses	815,376	1,022,300	2,880,016	2,218,275

Other income:
Gain on sale of loans held for sale (MD)	—	—	—	752,715
Gain on sale of loans held for sale (GA)	—	1,658	—	10,209
Gain on sale of investments	50,018	20,407	50,018	265,281
Gain on sale of real estate owned	—	18,634	—	18,634
Recovery of fraud loss	—	18,000	—	18,000
Deposit fees	29,835	24,212	78,349	70,293
Miscellaneous fees	4,126	3,607	16,288	18,586

Total other income	83,979	86,518	144,655	1,153,718

Other expense:
Salaries and other compensation	396,963	444,378	1,251,630	1,788,093
Employee benefits	75,124	83,702	227,793	264,109
Net occupancy and equipment expense	187,640	185,159	588,506	542,929
Professional and other outside services	105,850	116,788	298,867	358,638
Other expense	114,934	130,620	356,830	312,731

Total other expenses	880,511	960,647	2,723,626	3,266,500

Net earnings	18,844	148,171	301,045	105,493
Preferred stock dividends	(120,825)	(121,490)	(359,849)	(360,510)

Net earnings (loss) attributable to common stockholders	$(101,981)	$26,681	$(58,804)	$(255,017)

Basic earnings (loss) per common share	$(.02)	$.01	$(.01)	$(.13)
Diluted earnings (loss) per common share	$(.02)	$.01	$(.01)	$(.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the nine months ended
	September 30,
	2004	2003
Net earnings	$301,045	$105,493

Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale:
Holding gains arising during the nine-month period net of taxes of $67,636 and $30,634	110,251	50,067
Reclassification adjustment for gain included in the net earnings, net of taxes of $18,987 and $100,701	(31,031)	(164,580)

Total other comprehensive income (loss)	$79,220	$(114,513)

Comprehensive income (loss)	$380,265	$(9,020)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$301,045	$105,493
Adjustments to reconcile net earnings to net cash provided in operating activities:
Net amortization of investment securities	147	17,088
Depreciation expense	167,132	145,649
Provision for loan losses	529,000	689,000
Gain on sale of investments	(50,018)	(265,281)
Gain on sale of real estate owned	—	(18,634)
Decrease in mortgage loans held for sale	—	7,820,139
Change in deferred loan fees and costs	4,433	(239,227)
Change in other assets	117,076	195,160
Change in accrued interest receivable	(28,219)	(154,972)
Change in accrued interest payable	(16,976)	(36,740)
Change in other liabilities	(77,529)	(658,840)

Net cash provided by operating activities	946,091	7,598,835

Cash flows from investing activities:
Purchase of securities available for sale	(12,145,469)	(16,555,570)
Proceeds from calls and maturities of securities available for sale	7,499,774	2,000,000
Proceeds from sale of securities available for sale	3,105,400	2,534,226
Purchase of securities held-to-maturity	—	(14,720,038)
Proceeds from calls and maturities of securities held-to-maturity	—	13,626,320
Proceeds from sale of securities held-to-maturity	—	3,950,329
Proceeds from sale of other securities	—	156,525
Net change in loans	(7,482,321)	(9,187,384)
Net proceeds from the sale of real estate owned	501,304	138,634
Purchases of premises and equipment	(67,381)	(137,398)
Proceeds from sale of Peachtree Capital Corporation	—	578,000

Net cash used by investing activities	(8,588,693)	(17,616,356)

Cash flows from financing activities:
Net change in deposits	(10,227,914)	(1,751,723)
Proceeds from other borrowings	—	491,000
Repayments on other borrowings	(372,444)	(30,053)
Net proceeds from sale of common stock	3,661,660	—
Proceeds from repurchase agreements	8,000,000	6,000,000
Cash dividend paid on preferred stock	—	(20,250)

Net cash provided by financing activities	1,061,302	4,688,974

Net change in cash and cash equivalents	(6,581,300)	(5,328,547)
Cash and cash equivalents:
Beginning of period	8,227,848	6,633,440

End of period	$1,646,548	$1,304,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

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

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in the quarters ended September 30, 2004 and September 30, 2003 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net earnings and loss and basic and diluted earnings and loss per common share.

		For the nine months ended
		September 30,
		2004	2003
Net loss attributable to common stockholders		$(58,804)	$(255,017)
	Effect of stock options grants	(92,162)	(107,350)

	Pro forma	$(150,966)	$(362,367)

Basic loss per share	As reported	$(.01)	$(.13)
	Pro forma	$(.04)	$(.18)
Diluted loss per share	As reported	$(.01)	$(.13)
	Pro forma	$(.04)	$(.18)

NOTE 2 — EARNINGS (LOSS) PER COMMON SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings (loss) per common share for the three months ended September 30, 2004 and 2003.

	For the three months ended
	September 30
	2004	2003
Basic Earnings (Loss) Per Common Share:
Weighted average common shares outstanding	5,778,427	2,060,639

Net earnings	$18,844	$148,171
Preferred stock dividend accumulated during the period	(120,825)	(121,490)

Net earnings (loss) attributable to common stockholders	$(101,981)	$26,681

Basic earnings (loss) per common share	$(.02)	$.01

Diluted Earnings (Loss) Per Common Share:
Weighted average common shares outstanding	5,778,427	2,060,639
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market prices for the year	—	—
Net effect of convertible preferred stock	—	—

Total weighted average common shares and common stock equivalents outstanding	5,778,427	2,060,639

Net earnings (loss) attributable to common Stockholders	$(101,981)	$26,681

Diluted earnings (loss) per common share	$(.02)	$.01

     Presented below is a summary of the components used to calculate basic and diluted earnings (loss) per common share for the nine months ended September 30, 2004 and 2003.

	For the nine months ended
	September 30
	2004	2003
Basic Loss Per Common Share:
Weighted average common shares outstanding	4,059,378	1,959,575

Net earnings	$301,045	$105,493
Preferred stock dividend	(359,849)	(360,510)

Net loss attributable to common stockholders	$(58,804)	$(255,017)

Basic loss per common share	$(.01)	$(.13)

Diluted Loss Per Common Share:
Weighted average common shares outstanding	4,059,378	1,959,575
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market prices for the year	—	—
Net effect of convertible preferred stock	—	—

Total weighted average common shares and common stock equivalents outstanding	4,059,378	1,959,575

Net loss attributable to common stockholders	$(58,804)	$(255,017)

Diluted loss per common share	$(.01)	$(.13)

     The effects of both the stock options and the convertible preferred stock on the calculations of earnings (loss) per share are anti-dilutive for all periods presented, and therefore their effects have been omitted in these computations.

NOTE 3— ISSUANCE OF COMMON STOCK

     In connection with a public offering of common stock which concluded on June 10, 2004, the Company issued a total of 3,703,704 common shares and received net proceeds from these stock sales of $3,661,660. The Company’s offering of common stock was fully subscribed.

     The Company is obligated to pay cumulative dividends at a rate of 8% on the outstanding shares of Series A cumulative convertible preferred stock. The dividends on each share accrue from the date of purchase, whether or not declared. At the Company’s option, the Company may pay these dividends in cash or in additional shares of its common stock. The most recent common stock dividend was paid on March 25, 2003 to Series A preferred stock shareholders of record on February 28, 2003. The dividend, which was based on the closing price of the Company’s common stock on the record date, resulted in the issuance of 332,416 shares of common stock. The Company’s board of directors has not declared a dividend accrued on its Series A preferred stock from March 1, 2003 to date. At September 30, 2004, the cumulative undeclared dividends on the Company’s Series A preferred stock totaled $761,723.

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

     We made the offering to raise up to $4 million of new capital to support the future growth and development of the business of ebank Financial Services, Inc. As of the termination of the offering, the Company had accepted subscription agreements covering an aggregate of 3,703,704 shares of common stock, raising gross proceeds of $4 million. After deducting offering related expenses incurred to date, the Company generated net proceeds of $3,661,660 through its stock offering. As of September 30, 2004, we used $3,000,000 of the proceeds as additional regulatory and working capital for ebank. We used approximately $250,000 of the proceeds to repay certain debt of the Company outstanding before we commenced the offering. We expect to use a significant portion of the remaining proceeds as additional regulatory and working capital for our subsidiary bank, ebank, to support future growth in its deposits and asset base. In recent months, we have seen increased opportunities to expand the bank’s deposit base and a corresponding increase in demand for loans which management believes will enhance the profitability of ebank. We may need additional capital to enable the bank to take advantage of these opportunities while continuing to meet or exceed all applicable capital requirements of the Office of Thrift Supervision, the bank’s primary regulator.

Financial Condition

     Total consolidated assets increased by $1.3 million to $112,913,515 during the nine-month period ended September 30, 2004. The increase in assets is primarily related to increases in loans and investments of $5.7 and $1.7 million, respectively, offset by a decrease in Federal funds sold of $6.8 million. The $5.7 million increase in our loan portfolio is composed of increases in our mortgage, commercial real estate and consumer loans of $4.0, $2.5 and $0.7 million, respectively, offset by a decline of $1.5 million in our commercial loans. The continued increase in individual real estate mortgage loans during the period reflects management’s efforts to diversify the loan portfolio by decreasing its reliance on commercial and commercial real estate loans.

     Total consolidated liabilities decreased by $2.7 million to $102,512,680 during the nine-month period ended September 30, 2004. The decrease in liabilities is primarily related to a $10.2 million decrease in deposits, offset by an increase in other borrowings of $7.6 million, respectively. The $10.2 million decrease in deposits is primarily related to decreases in certificates of deposit and money market balances of $8.6 and $3.2 million offset by increases in demand deposit and savings balances of $1.3 million and $0.3 million, respectively. The increase in other borrowings in primarily related to $8.0 million in short-term borrowings secured by investments offset by repayments of $0.4 million.

     During the third quarter, we continued to use short-term borrowings secured by investments to supplement our liquidity requirements rather than issuing higher cost certificates of deposits to replace maturing certificates. Our decision was primarily based on management’s analysis of the yield curve during the period. The relative steepness of the yield curve presents an opportunity to take advantage of lower cost short-term funding opportunities. This opportunity is not expected to continue through the remainder of the year as it is expected that the yield curve will flatten as short-term rates increase and long-term rates stabilize.

Results of Operations – Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

     Net earnings (loss) for the nine months ended September 30, 2004 was $301,045, or $(58,804) after taking into account $359,849 in dividends on preferred stock, compared with net earnings (loss) of $105,493, or ($255,017) after taking into account $360,510 in dividends on preferred stock, for the nine months ended September 30, 2003. Net interest income, before provision for loan losses, for the nine-

month period ending September 30, 2004 totaled $3,409,016, compared to net interest income, before provision for loan losses, of $2,907,275 for the nine-month period ending September 30, 2003. During the prior year period ended September 30, 2003, net interest income of $51,452 was generated from loans held for sale by our former Maryland loan production office.

     Other income earned for the nine months ended September 30, 2004 and 2003 was $144,655 and $1,153,718, respectively. Other income for the nine months ended September 30, 2004 consisted primarily of $78,349 in deposit fee income and $50,018 in gains on sales of investments. Included in other income for the nine months ended September 30, 2003 was $752,715 generated by the Maryland loan production office, $265,281 in gains on sales of investments and $70,293 in deposit fee income. The income from the Maryland loan production office consisted of gains on loans sold to investors in the secondary market.

     Operating expenses for the nine-month periods ending September 30, 2004 and 2003 totaled $2,723,626 and $3,266,500, respectively. After adjusting for $360,543 in operating expenses incurred in connection with the Maryland loan production office in the prior year, total operating expenses for continuing operations totaled $2,905,957 for the nine-month period ending September 30, 2003 as compared to $2,723,626 for the nine-month period ending September 30, 2004, resulting in a $182,331 reduction in operating expenses for the first nine months of 2004. Maryland loan production office operating expenses for the nine-month period ending September 30, 2003 consisted primarily of incentive compensation and other benefits.

Results of Operations – Three months ended September 30, 2004 compared to the three months ended September 30, 2003:

     Net earnings for the three months ended September 30, 2004 was $18,844, or a net loss of ($101,981) after taking into account $120,825 in dividends on preferred stock, compared with net earnings of $148,171, or $26,681 after taking into account $121,490 in dividends on preferred stock, for the three months ended September 30, 2003. Net interest income, before provision for loan losses, for the three-month period ending September 30, 2004 totaled $1,113,376, compared to net interest income, before provision for loan losses, of $1,022,300 for the three-month period ending September 30, 2003.

     Other income earned for the three months ended September 30, 2004 and 2003 was $83,979 and $86,518, respectively. Other income for the three months ended September 30, 2004 consists primarily of gain on sale of investments of $50,018 and $29,835 in deposit fee income. Included in other income for the three months ended September 30, 2003 is a gain on sale of investments totaling $20,407, deposit fee income of $24,212, gain on sale of real estate owned of $18,634 and an $18,000 fraud loss recovery.

     Operating expenses for the three-month periods ending September 30, 2004 and 2003 totaled $880,511 and $960,647, respectively. After adjusting for $1,250 in operating expenses incurred in connection with the Maryland loan production office in the prior year, total operating expenses for continuing operations totaled $959,397 for the three-month period ending September 30, 2003 as compared to $880,511 for the three-month period ending September 30, 2004, resulting in a $78,886 reduction in third quarter 2004 operating expenses.

     Management anticipates that a significant expense over the next 12 to 18 months will likely be incurred associated with the Sarbanes-Oxley Act of 2002 compliance implementation. This Act includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies. Through the first nine months of 2004, the Company has incurred approximately $5,000 in legal fees associated with compliance measures mandated by the Sarbanes-Oxley Act of 2002. Section 404 of this Act deals with management’s report on internal controls, and will require much in the way of resources to plan, implement and document internal controls. Some of the resources will be in the form of management effort devoted to complying with the new rules, but a significant cost will likely be in increased accounting and consulting fees. Management presently is not able to estimate the total amount of these costs, or the ultimate impact on the Company’s results of operations.

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

     For the nine months ended September 30, 2004, there were eleven loans totaling $5,317,824 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $393,814 of the $893,888 allowance for loan losses. The remaining $500,074 provision for loan losses is associated with loans evaluated in groups.

     At September 30, 2004, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$1,507,843	5	$214,658	$781,347	1	$16,408	$726,496	4	$198,250	$726,496	4	$198,250
Real Estate – Commercial	3,115,423	4	159,868	752,099	1	19,555	2,363,324	3	140,313	2,363,324	3	140,313
Real Estate – Individual	652,558	2	18,448	363,600	1	4,000	288,958	1	14,448	288,958	1	14,448
Installment – Individual	42,000	1	840	—	—	—	42,000	1	840	42,000	1	840

Totals	$5,317,824	12	$393,814	$1,897,046	3	$39,963	$3,420,778	9	$353,851	$3,420,778	9	$353,851

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

     For the nine months ended September 30, 2004, there were thirty-three loans delinquent over 30 days totaling approximately $4,275,000. Of this amount, there were eleven delinquent commercial loans totaling $1,168,000, three delinquent commercial real estate loans totaling $1,178,000, ten delinquent individual real estate loans totaling $1,610,000 and nine delinquent consumer loans totaling $319,000. Included in the delinquency loan amount above are eight loans totaling approximately $1,377,000 that had matured prior to quarter end. Since the matured loans were not renewed or repaid prior to quarter end, these loans appear on our delinquency listing. We expect to renew seven of the eight loans totaling approximately $1,077,000 and to receive repayment of one loan totaling approximately $299,000 early in the fourth quarter. Therefore, delinquent loans net of matured loans not renewed or repaid by quarter end total approximately $2,898,000.

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

     For the nine months ended September 30, 2004, our allowance for loan losses amounted to $893,888, or 1.03% of total loans. The decrease of $310,866 in our allowance for loan losses during the first nine months of 2004 resulted from $529,000 in additional provision for loan losses with no recoveries, offset by eleven net loans charged off totaling $839,866. At December 31, 2003, our allowance for loan losses amounted to $1,204,754, or 1.49% of total loans. We strengthened our provision for loan losses during the year ended December 31, 2003 by $894,000. The increase in our allowance for loan losses during the year ended December 31, 2003 of $241,453 resulted from an $894,000 provision for loan losses and recoveries of $828, partially offset by five net loans charged off of $653,375.

Allowance for Loan Losses

     The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Nine	For the
	Months Ended	Year Ended
	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Average loans outstanding	$84,678	$81,003

Loans outstanding at period end	$86,719	$81,020

Total nonperforming loans	$3,421	$2,360

Beginning balance of allowance	$1,205	$963
Loans charged off:
Commercial	(736)	(384)
Real estate – commercial	(60)	0
Installment loans to individuals	(44)	(269)

Total charge-offs	(840)	(653)
Recoveries of previous charge-offs:
Installment loans to individuals	0	1

Total recoveries	0	1
Net loans charged-off	(840)	(652)
Provision for loan losses	529	894

Balance at period end	$894	$1,205

Net charge-offs to average loans	0.99%	0.80%
Allowance as percent of total loans	1.03%	1.49%
Nonperforming loans as a percentage of total loans	3.94%	2.91%
Allowance as a percent of nonperforming loans	26.13%	51.06%

At September 30, 2004 and December 31, 2003, the allowance was allocated as follows:

	Nine Months	Percentage of		Percentage of
	Ended	loans in each	Year ended	loans in
	September 30,	category to	December 31,	each category
	2004	total loans	2003	to total loans
Commercial	$468,658	16.11%	$532,669	19.11%
Real estate – individual	282,868	48.50%	188,000	47.02%
Real estate – commercial	92,448	27.09%	232,531	25.82%
Installment loans to individuals	49,914	8.30%	197,300	8.05%
Unallocated	0	—%	54,254	—%

Total	$893,888	100.00%	$1,204,754	100.00%

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

Average Balances, Income and Expense, and Rates

     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2004:

Interest-		Interest
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost
Federal funds sold	$4,031,861	$26,210	.87%
Interest-bearing deposits	72,089	570	1.05%
Investment securities	20,719,740	879,944	5.66%
Loans	84,678,347	4,177,606	6.57%

Total	$109,502,037	$5,084,330	6.19%

Deposits	$84,872,691	$1,445,070	2.27%
Other borrowings	10,773,242	230,244	2.85%

Total	$95,645,933	$1,675,314	2.33%

Net interest income/spread		$3,409,016	3.86%

Net interest margin			4.15%

     The net interest margin for the first nine months of 2004 increased to 4.15% as compared to 3.86% for the first nine months of 2003 and 3.72% for the full year in 2003.

Liquidity and Sources of Capital

     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The September 30, 2004 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $1.6 million, or 1.46% of total assets. Additionally, our ability to maintain and expand our deposit base and borrowing capabilities are a source of liquidity. For the nine-month period ended September 30, 2004, total deposits decreased from $95.5 million to $85.3 million, representing a decrease of 10.71%. We will increase deposits as required to fund loan growth, loan purchases in the secondary markets and for purchases of investments. During the third quarter, the decline of $10.2 million in deposits was primarily related to an $8.6 million and a $3.2 million decline in certificates of deposit and money market accounts, respectively, partially offset by increases in demand and savings deposits of $1.3 and $.3 million, respectively. The decline in certificates of deposit resulted from declines of $6.1 million and $2.5 million in retail and brokered certificates, respectively. Management decided to use short-term borrowings secured by investments to supplement our liquidity requirements rather than issuing higher cost certificates of deposits to replace maturing certificates. Management anticipates that it will issue both retail and brokered deposits and the Federal Home Loan Bank of Atlanta advances later in the fourth quarter and will decrease its use of short-term borrowings as short-term rates rise. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations.

     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank’s primary regulator.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement
Capital ratios at September 30, 2004
Tier 1 capital	12.58%	4.0%
Tier 2 capital	1.14%

Total risk-based capital ratio	13.72%	8.0%

Leverage ratio	8.78%	4.0%

     The Office of Thrift Supervision has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

     The Office of Thrift Supervision may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. As of the quarter just ended, the bank was well capitalized with a total risk-based capital ratio of 13.72% at September 30, 2004.

     We believe that, as of September 30, 2004, we meet all capital requirements to which we are subject.

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

     The table below shows the interest rate sensitivity of our assets and liabilities as of September 30, 2004:

		After three
	Within	but within	After one	After
	three	twelve	but within	five
	months	months	five years	years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits	$80	$—	$—	$—	$80
Loans	45,245	13,990	8,576	19,021	86,832
Investment securities	450	—	—	22,479	22,929
Federal funds sold	680	—	—	—	680

Total earning assets	46,455	13,990	8,576	41,500	110,521

Interest-bearing liabilities:
Money market and NOW	24,779	—	—	—	24,779
Savings deposits	637	—	—	—	637
Time deposits	20,820	16,247	15,123	—	52,190
Other liabilities	13,000	—	—	4,000	17,000

Total interest-bearing liabilities	59,236	16,247	15,123	4,000	94,606

Interest-sensitivity gap	$(12,781)	$(2,257)	$(6,547)	$37,500	$15,915

Cumulative interest-sensitivity gap	$(12,781)	$(15,038)	$(21,585)	$15,915	$15,915

Ratio of interest-sensitivity gap to total earning assets	-11.56%	-2.04%	-5.92%	33.93%	14.40%
Ratio of cumulative interest- sensitivity gap to total earning assets	-11.56%	-13.61%	-19.53%	14.40%

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

Loan Portfolio

     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $84,678,347 for the nine-month period ended September 30, 2004. Total gross loans outstanding at September 30, 2004 were $86,831,631.

     The following table summarizes the composition of the loan portfolio at September 30, 2004:

		Percent
	Amount	of total
Commercial	$13,989,001	16.11%
Real estate – individual	42,117,286	48.50%
Real estate – commercial	23,521,771	27.09%
Installment loans to individuals	7,203,573	8.30%

Gross loans	86,831,631	100.00%

Less: Net deferred loan fees	(112,831)
Allowance for loan loss	(893,888)

Total net loans	$85,824,912

     The principal components of our loan portfolio at September 30, 2004 were mortgage loans and commercial loans, which represented approximately 92% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

(a)	Effective August 9, 2004, the Company granted a nonqualified stock option to the Chief Executive Officer to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.25 per share, the fair market value of the common stock on the date of grant. These options are exercisable immediately and expire ten years from the date of grant. These options represent a single grant issued outside of the terms of the Company’s 1998 Stock Incentive Plan. We believe that this issuance of unregistered securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof because such issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

10.1	Second Amendment to 1998 Stock Incentive Plan.*

10.2	ebank Financial Services, Inc. Stock Option Agreement with James L. Box dated August 9, 2004.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Denotes management contract or compensatory plan or arrangement.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebank Financial Services, Inc.

Date:	November 12, 2004	By:	/s/ James L. Box

James L. Box
President and Chief Executive Officer

	November 12, 2004	By:	/s/ Wayne W. Byers

Wayne W. Byers
Chief Financial Officer