Form 10KSB
period 2004-12-31
EBANK FINANCIAL SERVICES INC
filed 2005-03-29
CIK 1050725

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

     The Company’s revenues for the fiscal year ended December 31, 2004 were $6,977,923.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 22, 2005, was $5,659,069. This calculation is based upon a value of $0.95 per share, which was the average bid and asked price of the common stock on the OTC Bulletin Board on such date and excludes the aggregate market value of the 407,508 shares of voting stock held by all of the officers and directors of the Company.

     There were 6,364,423 shares of the Company’s common stock issued and outstanding a0of February 22, 2005.

     Transitional Small Business Disclosure Format. (Check one): Yes ☐ No ☑

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders to be held on May 16, 2005 are incorporated by reference in Part III of this Form 10-KSB.

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

     In July 2000, we restructured our senior management team and obtained a $2.5 million line of credit, guaranteed by our organizing directors, to pay expenses related to our former business strategy and to support the development of a new strategy. We revised our business strategy to emphasize our traditional banking business and to develop cost-effective strategies utilizing the Internet as one of our delivery channels. We also strengthened our management team and board by naming James L. Box as our chief executive officer and strengthened our board by appointing Richard D. Jackson and Don Stout to our board of directors. Mr. Jackson serves as chairman of our board. In March 2001, Lou Douglass resigned as president of our subsidiary, ebank, and Mr. Box assumed the position of president of ebank in addition to his position as chief executive officer of the parent holding company.

     In the second quarter of 2001, we closed a private stock offering and raised net proceeds of approximately $4.5 million from the sale of 500,000 units consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $3.50 per share. We also closed a subsequent private stock offering in the second quarter of 2001 and raised net proceeds of approximately $875,000 from the sale of 97,500 units consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. We used a portion of the proceeds of these offerings to repay the $2.5 million line of credit. In a third private stock offering in January 2002, we raised net proceeds of $100,000 from the sale of 10,000 units consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. We granted registration rights to the investors in each of these private offerings. All of the shares of common stock underlying the Series A preferred stock and the shares of common stock issued as dividends on the Series A preferred stock are presently eligible for public resale under SEC Rule 144. The Company does not presently have any active resale registration filings with the SEC pursuant to the registration rights agreements.

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

     Upon expiration of the exchange offer, only 370,000 shares of Series A preferred, or 15% of such shares issued and outstanding, and Original Warrants exercisable for 185,000 underlying shares of Common Stock, or 15% of the outstanding Original Warrants, had been validly tendered for exchange and not withdrawn. In light of the very low percentage tendered, with the result that our acceptance of such tenders could not be expected to significantly reduce the preferred dividend burden on the Company or increase the liquidity of trading in our common stock, our Board of Directors concluded that there was a high probability that the ability of both the Company and the tendering security holders to realize the benefits expected as a result of the Exchange Offer would be substantially impaired. Accordingly, in reliance on one of the terms of the exchange offer which gave us the right to reject all tendered Series A preferred shares and Original Warrants if certain changes occurred which, in our reasonable judgment, might materially impair the benefits expected from the Exchange Offer, we elected not to accept any of the shares of Series A Preferred and Original Warrants tendered in the Exchange Offer.

     Following the failure to occur of the condition that all of the outstanding shares of the 8% Series A cumulative convertible preferred stock be retired and cancelled by June 26, 2003, the New Investor advised us of its election not to close the transactions contemplated by the Stock Purchase Agreement.

     In December 2003, pursuant to our compensation arrangement with Attkisson, Carter & Company (formerly, Attkisson, Carter & Akers) for serving as Dealer Manager and Exchange Agent with respect to the private exchange offer which we conducted in May and June of 2003 to holders of our Series A preferred stock, we reset the exercise price for warrants to purchase an aggregate of 126,874 shares of common stock previously issued for services rendered in two other private placements to $1.75 per share of common stock and reset the expiration date to three years from the date of expiration of the exchange offer.

Recent Developments

     On February 11, 2004, we commenced a public offering to raise up to $4 million of new capital through the sale of up to 3,703,704 shares of the Company’s common stock at a price of $1.08 per share. The offering price was set at a discount of approximately 26% to the book value of our common stock as of September 30, 2003 ($1.46 per share). The offering terminated 120 days following its commencement on June 10, 2004 and was fully subscribed.

     We made the offering to raise up to $4 million of new capital to support the future growth and development of the business of ebank Financial Services, Inc. As of the termination of the offering, the Company had accepted subscription agreements covering an aggregate of 3,703,704 shares of common stock, raising gross proceeds of $4 million. After deducting offering related expenses, the Company generated net proceeds of $3,661,658 through its stock offering.

     On February 23, 2004, Stephen R. Gross resigned from our board of directors effective March 1, 2004. Mr. Gross, one of the Company’s founding directors, resigned from our board due to a potential conflict of interest that could develop as a result of a business affiliation. Following his resignation, we decreased the size of our board of directors from eight to seven. Subsequently, our board of directors restored the size of the board to eight and appointed Kevin W. Link as a director of the Company effective April 1, 2004.

     At our annual meeting of shareholders held on June 2, 2004, an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000 was approved by our shareholders.

     On December 28 and December 30, 2004, we accepted definitive Subscription Agreements for the private placement sale of shares of our common stock to accredited investors. We made the offering to raise up to $600 thousand of new capital to support the future growth and development of the business of ebank Financial Services, Inc. Pursuant to the Subscription Agreements, we issued to the investors 555,554 shares of our common stock at a price of $1.08 per share, for aggregate gross proceeds of approximately $600,000. After deducting offering related expenses, the Company generated net proceeds of $570,950.

     The public stock offering and the private placement generated combined net proceeds of $4,232,608. As of December 31, 2004, we used $3,550,000 of the proceeds as additional regulatory and working capital for ebank. Additionally, we used approximately $272,000 of the proceeds to repay certain debt of the Company outstanding before we commenced the offering. We expect to use a significant portion of the remaining proceeds as additional working capital for the Company. In recent months, we have seen increased opportunities to expand the bank’s deposit base and a corresponding increase in demand for loans which management believes will enhance the profitability of ebank.

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

Operations

Products and Services

     We provide a broad array of financial products and services to our small business and retail customers, including checking accounts, money markets, CDs, ATM cards, home equity loans, mortgage loans, commercial loans, credit cards and bill payment services. We provide small businesses with the same types of products and services that large banks have traditionally offered only to their largest customers. Some of our products and services include the following:

•	A full array of deposit products, including checking, savings, money management accounts, and CDs.

•	Residential mortgage lending products, including home equity lines of credit and first and second mortgages.

•	Consumer loans and personal lines of credit.

•	Loans to small businesses and residential builders as well as commercial real estate developers.

•	ATM Cards - Each customer automatically receives a free ATM card when he or she opens an account. Customers can access their accounts at ATMs affiliated with the Cirrus, Honor, Avail and Star networks. We currently do not charge any ATM fees. In addition, although the operator of the ATM generally imposes fees, we currently reimburse these fees to our customers for their first six ATM usages each month.

•	Online Account Statements - Customers can track the activity in their accounts directly through the Internet at any time, obtain account balances and transaction history, transfer funds between various accounts, and even download account statements.

•	Bill Payment - Customers can pay their bills electronically.

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

Employees

     As of February 22, 2005 we had 26 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

     The Office of Thrift Supervision may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. The most recent notice from the Office of Thrift Supervision categorized the bank as well capitalized under the regulatory framework for prompt corrective action. However, at December 31, 2003, the bank temporarily fell below the requested 10.0% “well capitalized” level for its total risk-based capital ratio. Management promptly notified the OTS that its total risk based capital was 9.76% at December 31, 2003. The bank nevertheless remained adequately capitalized (above 8%) at December 31, 2003. By March 31, 2004, the bank went back above the well capitalized level. The bank remained well capitalized from that point forward during 2004 and an additional $3,550,000 in capital, generated from two successful stock offerings during 2004, was contributed by the Company during 2004. At December 31, 2004, the bank is well capitalized at 14.49%.

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

     With regard to affiliated companies, the aggregate of all covered transactions – a term that includes extensions of credit as well as certain other transactions – is limited in amount, as to any one affiliate, to 10% of the bank’s capital and surplus and, as to all affiliates combined, to 20% of the bank’s capital and surplus. Certain covered transactions must also meet specified collateral requirements. The bank generally is prohibited from purchasing low quality assets from an affiliate.

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

     Qualified Thrift Lender Requirement. In order to exercise the powers granted to federally chartered savings associations and maintain full access to Federal Home Loan Board advances, ebank must meet the definition of a “qualified thrift lender.” ebank will qualify as a qualified thrift lender as long as its “qualified thrift investments” equal or exceed 65% of its “portfolio assets” on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of small business loans, as well as various housing related loans and investments such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities, certain obligations of the FDIC, and shares of stock issued by any Federal Home Loan Board, the FHLMC, or the FNMA. Qualified thrift investments also include certain other specified investments, subject to a percentage of portfolio assets limitation. For purposes of the qualified thrift lender test, the term “portfolio assets” means the savings institution’s total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets. The bank’s qualified thrift investments currently represent approximately 83.73% of its portfolio assets.

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

     The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA imposes significant new federal requirements on corporate boards of directors and management, and on the accounting profession. As discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6 below, management anticipates that a significant cost over the next 12 to 18 months will likely be those associated with SOA compliance implementation.

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

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the quarter ended December 31, 2004.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Since our initial public offering on August 6, 1998, our common stock has been quoted on the OTC Bulletin Board, originally under the symbol “STCH” and, since May 3, 1999, under the symbol “EBDC.” As of December 31, 2004 we had approximately 348 common stock shareholders of record, with an estimated 840 total common stock shareholders (including approximately 492 non-objecting beneficial owners who are identified on the Company’s security position listings), and 132 Series A preferred stock shareholders of record.

     The following table sets forth for the periods indicated the high and low bid prices per share of common stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2004
First Quarter	$1.40	$0.85
Second Quarter	$1.70	$0.90
Third Quarter	$1.40	$0.90
Fourth quarter	$1.05	$0.90

2003
First Quarter	$1.45	$1.10
Second Quarter	$2.00	$1.28
Third Quarter	$2.20	$1.20
Fourth quarter	$2.00	$1.20

Dividends

     We are obligated to pay cumulative dividends at a rate of 8% on the outstanding shares of Series A preferred stock. The dividends on each share accrue from the date of purchase, whether or not declared. At our option, we may pay these dividends in cash or in additional shares of our common stock. We anticipate that we will pay these dividends in additional shares of common stock. On February 25, 2002, our board of directors declared a dividend accrued on our Series A preferred stock from issuance date through February 28, 2002 and elected to pay the dividend in shares of common stock. The dividend was paid on March 15, 2002 to Series A preferred stock shareholders of record on February 28, 2002. The dividend, which was based on the closing price of our common stock on the record date, resulted in the issuance of 216,675 shares of common stock. On February 24, 2003, our board of directors declared an additional dividend accrued on our Series A preferred stock through February 28, 2003 and elected to pay the dividend in shares of common stock. The dividend was paid on March 25, 2003 to Series A preferred stock shareholders of record on February 28, 2003. The dividend, which was based on the closing price of our common stock on the record date, resulted in the issuance of 332,416 shares of common stock. Our board of directors has not declared a dividend on our series A preferred stock as of March 11, 2005. Dividends payable on our preferred stock from March 1, 2003 through December 31, 2004 total $874,267.

     To date, we have not declared or paid cash dividends on the common stock, and for the foreseeable future we do not intend to declare cash dividends on common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends. In addition, the Office of the Thrift Supervision regulates the dividends payable by our subsidiary, ebank. See “Supervision of ebank – Dividends” in Item 1 above.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Consolidated Financial Data

     The following selected consolidated financial data for the years ended December 31, 2004 and 2003 are derived from our financial statements and other data about us. The consolidated financial statements for December 31, 2004 and 2003 were audited by our independent registered public accountants Porter Keadle Moore, LLP. The selected consolidated financial data should be read in conjunction with our financial statements included elsewhere in this annual report.

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$6,799	$6,355
Interest expense	2,221	2,418

Net interest income	4,578	3,937
Provision for loan losses	1,156	894

Net interest income after provision for loan losses	3,422	3,043
Noninterest income	179	1,165
Noninterest expense	3,665	4,328

Net loss	$(64)	$(120)

Weighted average shares outstanding	4,498,777	1,988,598
Net loss per share	$(0.12)	$(.30)

Balance Sheet Data (at period end):
Total assets	$108,722	$111,566
Earning assets	107,145	109,892
Federal funds sold and investment securities	20,302	28,922
Loans, net of unearned income	86,670	81,020
Allowance for loan losses	(1,013)	(1,205)
Deposits	71,488	95,487
Borrowings	26,500	9,372
Shareholders’ equity	10,531	6,359
Book value per common share	$1.65	$3.06

Performance Ratios:
Return on average assets	(0.06%)	(0.11%)
Return on average equity	(0.71%)	(1.83%)
Interest rate spread	3.88%	3.54%
Net interest margin	4.19%	3.72%

Asset Quality Ratios:
Allowance for loan losses to period end loans	1.17%	1.49%
Net charge-offs to average loans	1.59%	0.81%
Nonperforming loans to period end loans	2.36%	2.91%
Nonperforming assets to period end total assets	1.88%	2.12%

Capital and Liquidity Ratios:
Leverage (4.00% required minimum)	9.31%	5.78%
Risk-based capital
Tier 1	13.24%	8.51%
Total	14.49%	9.76%
Average loans to average deposits	96.12%	84.82%
Average equity to average assets	8.13%	5.88%

Critical Accounting Estimates

     The significant accounting policies which are used in preparing the Company’s consolidated financial statements are described in Note 1 to the consolidated financial statements. These policies are important in reviewing and understanding management’s discussion and analysis of financial condition and results of operations. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical due to the subjective nature of the estimates used in establishing the allowance and the effect these estimates have on the Company’s earnings. Because the allowance is replenished by means of a provision for loan losses that is charged as an expense against net income, the estimation of the allowance affects the Company’s earnings directly. Losses on loans result from a broad range of causes, from borrower-specific problems to industry issues to the impact of the economic environment. The identification of the factors that lead to default or non-performance under a loan agreement and the estimation of loss in these situations is very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. As described further below, under “Provision and Allowance for Loan Losses”, management has implemented a process to consider the many variables that impact the estimation of the allowance for loan losses. Please refer to the section entitled “Provision and Allowance for Loan Losses” for a discussion of the key assumptions and methods used in determining the allowance for loan losses, as well as inherent risks in estimating the allowance.

General

     During the year ended December 31, 2004, we successfully closed two common stock offerings generating gross proceeds of $4.6 million with net proceeds of approximately $4.2 million in exchange for the issuance of 4,259,258 common shares. Of the $4.2 million in net proceeds received from the issuance of our common stock, $3.550 million was contributed to ebank to support its anticipated growth over the next five years and beyond. Approximately $272 thousand was used to repay Company debt that existed prior to the offering and the remaining amount remains at the Company to be used as working capital.

Analysis of the Fiscal Years Ended December 31, 2004 and 2003

     During the year ended December 31, 2004, our assets declined from $111,556,454 to $108,771,775. The $2.8 million decline in assets was primarily related to a decline in cash and investments of $8.8 million partially offset by an increase in loans of $5.7 million. Our interest income, net of interest expense, increased significantly from $3,937,023 for the year ended December 31, 2003 to $4,578,765 for the year ended December 31, 2004. We increased our provision for loan losses from $894,000 for the year ended December 31, 2003 to $1,156,000 for the year ended December 31, 2004. Thus, after deductions for interest expense and provision for loan losses, our net interest income increased from $3,043,023 for the year ended December 31, 2003 to $3,422,765 for the year ended December 31, 2004.

     Non-interest income decreased from $1,164,539 for the year ended December 31, 2003 to $178,642 for the year ended December 31, 2004. The significant decrease in non-interest income is primarily related to our former Maryland loan operation, which generated $752,792 in gains associated with loans sold in the secondary market for the year ended December 31, 2003. There was no non-interest income related to our Maryland loan operation for the year ended December 31, 2004.

     Non-interest expense decreased from $4,327,665 for the year ended December 31, 2003 to $3,665,227 for the year ended December 31, 2004. The significant decrease in non-interest expense totaling $662,438 is related to cessation of the Maryland loan operation, which incurred $393,285 in operating expenses for the year ended December 31, 2003, and to management’s continued expense reduction efforts during the year.

Results of Operations

     Net Loss. We incurred a loss of $63,820 and had a net loss attributable to common shareholders of $539,983, or $(0.12) per common share after taking into account $476,163 in cumulative dividends on the preferred stock, for the year ended December 31, 2004. We earned $4,578,765 in net interest income and $178,642 in noninterest income for the year, but these amounts were offset by noninterest expense of $3,665,227 and a provision for loan losses of $1,156,000.

     We incurred a loss of $120,103 and had a net loss attributable to common shareholders of $601,403, or $(.30) per common share after taking into account $481,300 in dividends on the preferred stock, for the year ended December 31, 2003. We earned $3,937,023 in net interest income and $1,164,539 in noninterest income for the year, but these amounts were offset by noninterest expense of $4,327,665 and a provision for loan losses of $894,000.

     Net Interest Income. Our primary source of revenue is net interest income, which is the difference between income on interest-earning assets and expense on interest-bearing liabilities. Our net interest income was $4,578,765 for the year ended December 31, 2004, a 16.3% increase over the year ended December 31, 2003 net income of $3,937,023. The $642 thousand increase in net interest income is primarily related to several factors, including an increase in loans, an increase in the return on investments and a reduction in the rate charged on our borrowings. Please refer to the section entitled “Rate/Volume Analysis of Net Interest Income” below for additional details. Net interest spread, the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.86% for the year ended December 31, 2004. Our net interest margin, which is net interest income divided by average interest-earning assets, was 4.19% for the year ended December 31, 2004. Average loans comprised 77.55% of our average earning assets in 2004.

     Our net interest income was $3,937,023 for the year ended December 31, 2003. Net interest spread was 3.54% for the year ended December 31, 2003. Our net interest margin was 3.72% for the year ended December 31, 2003. Average loans comprised 73.8% of our average earning assets in 2003.

     Average Balances, Income and Expenses, and Rates. The following table depicts, for the periods indicated, information related to our average balance sheet. The average yields on assets and average costs of liabilities represent the annualized rates for December 31, 2004 and 2003. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.

Average Balances, Income and Expenses, and Rates

	Year Ended December 31,			Year Ended December 31,
		2004			2003
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$84,801	$5,604	6.61%	$81,003	$5,291	6.53%
Interest-bearing deposits	480	2	0.34	485	5	1.11
Investment securities	20,836	1,161	5.57	21,226	1,026	4.83
Federal funds sold	3,039	32	1.06	3,228	33	1.01

Total interest-earning assets	109,156	6,799	6.23	105,942	6,355	6.00

Other assets	989			5,830

Total assets	$110,145			$111,772

Liabilities
Interest-bearing liabilities:
Interest-bearing transaction accounts	$2,829	18	0.64%	$2,585	19	0.73%
Money market accounts	24,907	447	1.79	25,437	266	1.04
Savings deposits	533	4	0.71	334	5	1.54
Time deposits	53,327	1,406	2.64	60,783	1,749	2.88
Other borrowing	12,748	346	2.71	9,260	379	4.09

Total interest-bearing liabilities	94,344	2,221	2.35	98,399	2,418	2.46

Noninterest-bearing deposits	6,631			6,361
Other liabilities	214			441
Shareholders’ equity	8,956			6,571

Total liabilities and shareholders’ equity	$110,145			$111,772

Net interest spread			3.88			3.54
Net interest income/margin		$4,578	4.19		$3,937	3.72

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

     One monitoring technique we employ is the measurement of our interest rate sensitivity “gap,” which is the difference between the amount of interest-earning assets and interest-bearing liabilities that mature or may reprice within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are in a negative gap position over the cumulative one-year time frame as of December 31, 2004. However, gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Because time deposit accounts, given their longer terms to maturity, react more slowly to market interest rate movements than do many other types of deposit accounts, decreases in interest rates may have an adverse effect on our net interest income, while increases in interest rates may have a positive effect.

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

     The following tables summarize the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 and 2003 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated in the following tables, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Within Three Months” category, although historical experience has proven these deposits to be more stable over the course of a year.

Interest Rate Sensitivity Analysis

	December 31, 2004
	Within	After three but	After one	After five
	three	within twelve	but within	years or
	months	months	five years	nonsensitive	Total
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$58	$0	$0	$0	$58
Loans	54,329	6,481	8,357	17,618	86,785
Investment securities	965	0	0	17,798	18,763
Federal funds sold	1,539	0	0	0	1,539

Total interest-earning assets	$56,891	$6,481	$8,357	$35,416	$107,145

Liabilities
Money market and NOW accounts	$26,025	$0	$0	$0	$26,025
Savings deposits	276	0	0	0	276
Time deposits	7,119	20,152	10,683	0	37,954
Other liabilities	11,500	6,000	5,000	4,000	26,500

Total liabilities/capital	$44,920	$26,152	$15,683	$4,000	$90,755

Interest-sensitivity gap	$11,971	$(19,671)	$(7,326)	$31,416	$16,390

Cumulative interest-sensitivity gap	$11,971	$(7,700)	$(15,026)	$16,390	$16,390

Ratio of interest-sensitivity gap to total earning assets	11.17%	(18.36)%	(6.84)%	29.32%	15.30%
Ratio of cumulative interest-sensitivity gap to total earning assets	11.17%	(7.19)%	(14.02)%	15.30%

	December 31, 2003
		After three but	After one	After five
	Within	within	but within	years or
	three months	twelve months	five years	nonsensitive	Total
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$70	$0	$0	$0	$70
Loans (1)	39,407	8,127	10,481	23,113	81,128
Investment securities	450	0	0	20,761	21,211
Federal funds sold	7,483	0	0	0	7,483

Total interest-earning assets	$47,410	$8,127	$10,481	$43,874	$109,892

Liabilities
Money market and NOW accounts	$28,036	$0	$0	$0	$28,036
Savings deposits	334	0	0	0	334
Time deposits	7,621	32,859	20,302	0	60,782
Other liabilities	5,372	0	0	4,000	9,372

Total liabilities/capital	$41,363	$32,859	$20,302	$4,000	$98,524

Interest-sensitivity gap	$6,047	$(24,732)	$(9,821)	$38,874	$11,368

Cumulative interest-sensitivity gap.	$6,047	$(18,685)	$(28,506)	$11,368	$11,368

Ratio of interest-sensitivity gap to total earning assets	5.50%	(22.50)%	(8.94)%	35.37%
Ratio of cumulative interest-sensitivity gap to total earning assets	5.50%	(17.00)%	(25.94)%	10.35%

(1)	Includes mortgage loans held for sale.

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

	Year Ended December 31, 2004
	as compared to the Year Ended December 31, 2003
		Increase	Increase
	Net Increase	(Decrease)	(Decrease)
	(Decrease)	Due to Rate	Due to Volume
	(Dollars in thousands)
Assets
Interestearning assets
Loans	$313	$(21)	$334
Interestbearing deposit	(4)	(4)	—
Investment securities	135	161	(26)

Total interest income	444	136	308

Interestbearing liabilities—deposits	(164)	8	(172)
Other borrowing	(33)	(220)	187

Total interest expense	(197)	(212)	15

Change in net interest income	$641	$348	$293

	Year Ended December 31, 2003
	as compared to the Year Ended December 31, 2002
		Increase	Increase
	Net Increase	(Decrease)	(Decrease)
	(Decrease)	Due to Rate	Due to Volume
	(Dollars in thousands)
Assets
Interestearning assets
Loans	$(527)	$(988)	$461
Interestbearing deposit	(4)	2	(6)
Investment securities	297	(307)	604
Federal funds sold	(16)	(233)	217

Total interest income	(250)	(1,526)	1,276

Interestbearing liabilities—deposits	(299)	(858)	559
Other borrowing	13	48	(35)

Total interest expense	(286)	(810)	524

Change in net interest income	$36	$(716)	$752

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

     A loan is determined to be non-performing when we conclude it is doubtful that we will be able to collect all interest due from the borrower. Once this determination is made, we place the loan on nonaccrual status. This conclusion may be based on the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest that has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. Since interest income is not recorded for nonaccrual loans, all loans placed on nonaccrual are reported as “non-performing” loans.

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

     Loans included in the Classified Asset Summary report are further classified into one of four categories, including (1) Special Mention, (2) Substandard, (3) Doubtful and (4) Loss. Each classification requires a different provision percentage with the Loss classification requiring a 100% allowance. In order to determine the appropriate level of allowance for loan losses for specific loans included in our Classified Asset Summary, we may use either our historical loss experience or the historical loss experience of institutions with similar loans. However, if a classified loan is deemed impaired and the impaired loan amount exceeds the appropriately determined fair value, the allowance for loan losses is increased by the amount of the shortfall using a valuation allowance. The valuation allowance is a component of the total allowance for loan losses. Specific reserves may also be set aside for certain loans where repayment is not probable and there is a deficiency in the underlying collateral. In general, the aggregate allowance for loan losses is calculated by first adding together the allocated allowance for loan losses associated with performing loans and the allocated allowance for loan losses identified in the Classified Asset Summary report to arrive at an initial total. Management then considers the amount of the allowance so derived in light of general risk factors which are relevant to the determination of an appropriate overall allowance, but are not associated with any specific loans. These factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. Management then determines, in light of its assessment of these factors, any additional, unallocated amounts that should be added to the sum of the allocated allowances to arrive at the total allowance for loan losses. Regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and they may require us to record additions to the allowance based on their review of information available to them at the time of their examinations. Additionally, management utilizes an independent external loan review firm as an added control to evaluate the reasonableness of the loan ratings and the controls over the loan rating process.

     For the year ended December 31, 2004, there were fourteen loans totaling $4,148,551 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $370,144 of the $1,013,372 allowance for loan losses. The remaining $643,228 provision for loan losses is associated with loans evaluated in groups.

     At December 31, 2004, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$2,244,933	6	$313,411	$768,846	1	$26,295	$1,476,087	5	$287,116	$1,476,087	5	$287,116
Real Estate – Commercial	745,813	1	4,475	745,813	1	4,475	—	—	—	—	—	—
Real Estate – Individual	1,115,805	6	50,998	585,631	3	1,478	530,174	3	49,520	530,174	3	49,520
Installment – Individual	42,000	1	1,260	—	—	—	42,000	1	1,260	42,000	1	1,260

Totals	$4,148,551	14	$370,144	$2,100,290	5	$32,248	$2,048,261	9	$337,896	$2,048,261	9	$337,896

     For the year ended December 31, 2003, there were twenty loans totaling $3,950,738 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $350,500 of the $1,204,754 allowance for loan losses. The remaining $854,254 provision for loan losses is associated with loans evaluated in groups.

     At December 31, 2003 the allowance for loan loss allocation associated with classified loans is as follows:

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

     For the fiscal year ended December 31, 2004, there were ten loans delinquent over 30 days totaling approximately $1,017,000. Of this amount, there were two delinquent commercial loans totaling $59,000, one delinquent commercial real estate loan totaling $403,000, six delinquent individual real estate loans totaling $485,000 and one delinquent consumer loan totaling $70,000. There were no loans past due 90 days or more at December 31, 2004.

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

     At December 31, 2004, our allowance for loan losses amounted to $1,013,372, or 1.17% of total loans. We strengthened our provision for loan losses during the year ended December 31, 2004 by $1,156,000 as compared to an increase in the provision of $894,000 for the year ended December 31, 2003. The decrease in our allowance for loan losses during the year ended December 31, 2004 of $191,382 resulted from a $1,156,000 provision for loan losses and no recoveries, offset by seventeen net loans charged off of $1,347,382. At December 31, 2003, our allowance for loan losses amounted to $894,000, or 1.49% of total loans. The increase in our allowance for loan losses during the year ended December 31, 2003 of $241,453 resulted from a $894,000 provision for loan losses and recoveries of $828, partially offset by five net loans charged off of $653,375.

     As of December 31, 2004, we had nine non-performing loans totaling $2,048,261. At December 31, 2003, we had eighteen non-performing loans totaling $2,359,972. If interest income had been accrued, interest income associated with nonaccrual loans would have been approximately $143,240 and $89,097 as of December 31, 2004 and 2003, respectively.

Allowance for Loan Losses

     The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
	(Dollars in thousands)
Average loans outstanding	$84,801	$81,003

Loans outstanding at period end	$86,670	$81,020

Total nonperforming loans	$2,048	$2,360

Beginning balance of allowance	$1,205	$963
Loans charged off:
Commercial	(983)	(384)
Real estate – commercial	(209)	0
Real estate – individual	(91)	0
Installment loans to individuals	(65)	(269)
Total charge-offs	(1,348)	(653)
Recoveries of previous charge-offs:
Installment loans to individuals	0	1
Total recoveries	0	1
Net loans charged-off	(1,348)	(652)
Provision for loan losses	1,156	894

Balance at period end	$1,013	$1,205

Net charge-offs to average loans	1.59%	0.80%
Allowance as percent of total loans	1.17%	1.49%
Nonperforming loans as a percentage of total loans	2.36%	2.91%
Allowance as a percent of nonperforming loans	49.47%	51.06%

     At December 31, 2004 and 2003, the allowance was allocated as follows:

		Percentage of		Percentage of
	Year ended	loans in each	Year ended	loans in each
	December 31,	category to	December 31,	category to
	2004	total loans	2003	total loans
Commercial	$696,639	14.87%	$532,669	19.11%
Real estate – individual	127,998	49.54%	188,000	47.02%
Real estate – commercial	118,475	26.15%	232,531	25.82%
Installment loans to individuals	70,260	9.44%	197,300	8.05%
Unallocated	0	—%	54,254	—%

Total	$1,013,372	100.00%	$1,204,754	100.00%

     Changes in the allocation of loan loss allowance to each loan category are driven by several factors, including (1) changes in the relative mix of the loan categories from period to period, (2) changes arising from the loan loss reserve percentages applied to performing loans and to loans evaluated separately in the Classified Asset Summary, and (3) changes in the composition of loans within the Classified Asset Summary. For the year ended December 31, 2004, the increase in the commercial loan allowance allocation resulted primarily from an increase in the commercial reserve percentage based upon three years of loan loss experience for 2002 through 2004. Similarly, decreases in the reserve percentages for real estate – individual, real estate – commercial and installment loans to individuals were made based upon the loan loss history review. In instances where loan loss history was insufficient or non-existent, minimum reserve percentages contained in the bank’s loan policy were used. Based upon a comprehensive review of the bank’s three year loss history from 2002 through 2004, the previously unallocated allowance was shifted to the allocated allowance for performing loans in the commercial category at December 31, 2004.

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

Non-interest Income and Expense

     Non-interest Income. Our primary sources of noninterest income for 2004 were gains on the sale of investments and service charges on deposit accounts. We generated $53,382 and $104,526 in gains on sales of investments and deposit service charges, respectively, during the year ended December 31, 2004, which represented 29.88% and 58.51%, respectively, of the total noninterest income of $178,642.

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

     On September 27, 2002, we announced that our subsidiary, ebank, would establish a loan production office in Columbia, Maryland on October 1, 2002. The function of the loan production office was to originate home mortgages and home equity loans and sell them in the secondary market. Although the Columbia office was established on October 1, 2002 as planned, we decided to discontinue operations on November 30, 2002, after consultations with the Office of Thrift Supervision, the bank’s primary regulator. Mortgage related income generated by the Maryland operation was $752,792 or 98.66% of the $763,001 total for the year ended December 31, 2003. We did not earn any additional income from the Maryland loan production office in 2004.

     On an annualized basis, our non-interest income represented 0.16% and 1.04% of our total assets at December 31, 2004 and 2003, respectively. Our other sources of noninterest income included loan maintenance fees, bankcard fees, commissions on check sales, safe deposit box rent, ATM fees, wire transfer fees, and official check fees.

     Non-interest Expense. Our non-interest expense for the years ended December 31, 2004 and 2003 totaled $3,665,227 and $4,327,665 respectively. The following table sets forth the primary components of noninterest expense for these periods.

	Noninterest Expense
	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
	(Dollars in thousands)
Salaries and other compensation	$1,663	$2,235
Employee benefits	306	385
Net occupancy and equipment expense	781	805
Professional and other outside services	423	466
Other expense	492	437

Total	$3,665	$4,328

     Operating expenses for years ended December 31, 2004 and December 31, 2003 totaled $3,665,227 and $4,327,664, respectively. Net of $393,285 in operating expenses incurred in connection with the Maryland loan production office in 2003, total operating expenses were reduced by approximately $270,000 in 2004.

     Operating expenses for the year ended December 31, 2003 include expenses associated with the Maryland loan production office totaling $393,285 and consisted primarily of salary and other compensation expense of approximately $435,000 net of expense reductions resulting from expense reversals associated with estimates at December 31, 2002. The Maryland loan production office expenses incurred in 2003 were associated with the $7.8 million in mortgage loans held for sale at December 31, 2002. There were no operating expenses paid in connection with the Maryland loan production office in 2004.

     Management anticipates that a significant cost over the next 12 to 18 months will likely be those associated with the Sarbanes-Oxley Act of 2002 compliance implementation. The Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies. Section 404 of this Act deals with managements report on internal controls, and will likely require much in the way of resources to plan, implement and document internal controls. Some of the resources will be in the form of management effort devoted to complying with the new rules, but a significant cost will likely be in increased accounting and consulting fees. Management initially believed that these costs would total approximately $100,000 in 2005 based on the previously published guidance and compliance date associated with Section 404. However, on March 2, 2005, the SEC extended for one year the Section 404 compliance dates for certain types of issuers, including “non-accelerated issuers” like the Company. In announcing the extension, the SEC stated in part that the extension would provide small issuers time to consider new Section 404 compliance guidance due to be published this summer by a task force established at the request of the SEC. Management intends to monitor these developments, review any new guidance published for small issuers and reassess its previous estimate based on these developments. These costs, when incurred, are expected to increase the level of non-interest expense which the Company would otherwise incur.

     Income Tax Expense. As of December 31, 2004, our accumulated deficit was approximately $12,782,000. We had a cumulative net operating loss carryforward of approximately $11,300,000 for income tax purposes for the year ended December 31, 2004. Our ability to realize a deferred tax benefit as a result of net operating losses will depend upon whether we have sufficient taxable income of an appropriate character in the carryforward periods. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. We then establish a valuation allowance to reduce the deferred tax asset to the level that it is “more likely than not” that we will realize the tax benefit. We have fully offset the deferred tax assets resulting primarily from the provision for loan losses and the operating loss carry forwards by a valuation allowance in the same amount.

Analysis of Financial Condition

     Total consolidated assets decreased by $2,794,679, or 2.50%, to $108,771,775 during the year ended December 31, 2004. The decrease was primarily related to a decrease in investments of $2.4 million, and Federal funds sold of $5.9 million partially offset a $5.6 million increase in loans. The increase in loans is primarily attributable to an increase in individual real estate, commercial real estate and consumer loans of $4.8 million, $1.7, million and $1.7 million, respectively, partially offset by a decrease in commercial loans of $2.6 million. The change in loan portfolio mix reflects management’s efforts to expand its mortgage and consumer loan portfolio and decrease its reliance on commercial loans.

     Total consolidated liabilities decreased by $6,967,057, or 6.62%, to $98,240,486 during the year ended December 31, 2004. The decrease was primarily related to a decrease in deposits of $24.0 million partially offset by an increase in other borrowings of $17.1 million. The decrease in deposits is primarily attributable to decreases in our money market and NOW account deposits of $2.0 million and certificates of deposit of $22.8 million, partially offset by a $0.9 million increase in demand deposits. The significant decrease in deposits of $24.0 million resulted primarily from decreases in certificates of deposits of $22.8 million. The primary reduction in certificates of deposit resulted from declines in brokered deposits of $16.6 million. Management elected to use Federal Home Loan Bank and investment repurchase borrowings to take advantage of favorable borrowing costs at year end. As discussed in more detail below in the section entitled “Liquidity Management”, we have repaid all $10 million in investment repurchase borrowings as of February 28, 2005 with proceeds from our money market promotion which began in January 2005.

     Loans. Loans often provide higher yields than the other types of earning assets, and thus one of our goals is for loans to be the largest category of our earning assets. We increased our loans by $5.6 million or 7.0% for the year ended December 31, 2004. At December 31, 2004 and 2003, loans accounted for 80.9% and 73.7%, respectively, of our earning assets. Loans averaged $84.8 million and $81.0 million for the years ended December 31, 2004 and 2003, respectively.

     The following tables show the composition of our loan portfolio by category for the periods indicated:

	Composition of Loan Portfolio
	December 31,		December 31,
	2004		2003
		Percent		Percent
	Amount	of Total	Amount	of Total
		(Dollars in thousands)
Commercial	$12,901	14.87%	$15,500	19.11%
Real estate-commercial	22,691	26.15%	20,946	25.82%
Real estate-individual	42,997	49.54%	38,153	47.02%
Consumer and other	8,195	9.44%	6,529	8.05%

Total loans	86,784	100.00%	81,128	100.00%

Less:
Net deferred loan fees	(114)		(108)
Allowance for loan losses	(1,103)		(1,205)

Total net loans	$85,657		$79,815

     In the context of this discussion, we define a “real estate loan” as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we limit our loan-to-value ratio to 80%. A significant portion of our commercial loans provide working capital to small businesses. Our largest categories of loans, individual real estate and commercial real estate loans, totaled $65.7 million and represented 75.7% of the loan portfolio at December 31, 2004, compared to $59.1 million and 72.8% of the loan portfolio at December 31, 2003. Individual real estate loans totaled $43.0 million and represented 49.5% of the loan portfolio at December 31, 2004, compared to $38.2 million or 47% of the loan portfolio at December 31, 2003. Consumer and other loans totaled $8.2 million and represented 9.4% of the loan portfolio at December 31, 2004, compared to $6.5 million, or 8.1% of the loan portfolio at December 31, 2003. We increased individual real estate by approximately $4.8 million during the year ended December 31, 2004. Our commercial real estate loans increased by approximately $1.7 million during the year ended December 31, 2004. Our commercial loans decreased by approximately $2.6 million during the year ended December 31, 2004. The shift from commercial loans to individual real estate loans significantly lowers credit risk characteristics of our loan portfolio.

     The repayment of loans in the loan portfolio as they mature is one of our sources of liquidity. The following table sets forth our loans maturing within specified intervals at December 31, 2004 and 2003. This information is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Of course, loan renewals are subject to our review and credit approval, as well as modification of the original loan terms.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2004
		Over One Year
	One Year	Through	Over Five
	Or Less	Five Years	Years	Total
		(Dollars in thousands)
Commercial	$6,065	$5,428	$1,409	$12,902
Real estate-commercial	12,821	5,135	4,735	22,691
Real estate-individual	21,561	3,370	18,066	42,997
All other loans	1,922	1,606	4,667	8,195

	$42,369	$15,539	$28,877	$86,785

Loans maturing after one year with:
Fixed interest rates				$26,036
Floating interest rates				$18,380

	December 31, 2003
		Over One Year
	One Year	Through	Over Five
	Or Less	Five Years	Years	Total
		(Dollars in thousands)
Commercial	$6,382	$7,573	$1,545	$15,500
Real estate-commercial	8,742	7,248	4,956	20,946
Real estate-individual	15,910	3,430	18,813	38,153
All other loans	1,256	1,227	4,046	6,529

	$32,290	$19,478	$29,360	$81,128

Loans maturing after one year with:
Fixed interest rates				$35,594
Floating interest rates				$15,244

     Investment Securities. Our average investment securities portfolio represented 19.05% and 20.02% of our average earning assets for the years ended December 31, 2004 and 2003, respectively. Investments at December 31,

2004 consisted of investments in U.S. government agency bonds, corporate securities and common stock in the Federal Home Loan Bank of Atlanta.

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

     The following table summarizes the book value of securities for the dates indicated.

Securities Portfolio
	December 31,	December 31,
	2004	2003
	(Dollars in thousands)
Investment securities:
U.S. Government agencies	$16,991	$20,489
Corporate	1,029	500
Other stock	965	450

Total	$18,985	$21,439

     The following table shows, at amortized cost, the scheduled maturities and average yields of securities held at December 31, 2004 and December 31, 2003.

Investment Securities Maturity Distribution and Yields

December 31, 2004
			After One
			But Within		After
	Within One Year		Five Years		Five Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investment securities:
U.S. government agencies	$0	0%	$0	0%	$16,991	5.39%
Corporate	0	0	0	0	1,029	6.01
Other stock	965	0	0	0	0	0

Total investment securities	$965	0%	$0	0%	$18,020	5.43%

December 31, 2003
			After One
			But Within		After
	Within One Year		Five Years		Five Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investment securities:
U.S. government agencies	$0	0%	$0	0%	$20,489	5.47%
Corporate	0	0	0	0	500	5.88
Other stock	450	0	0	0	0	0

Total investment securities	$450	0%	$0	0%	$20,989	5.48%

     Short-term Investments. Our short-term investments, which consist of federal funds sold, averaged $3.2 million and $3.2 million for the years ended December 31, 2004 and 2003. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.

     Deposits and Other Interest-bearing Liabilities. Average interest-bearing liabilities totaled $94.3 million, or 85.7% of average assets in 2004. Average interest-bearing liabilities totaled $98.4 million, or 88.0% of average assets, for the year ended December 31, 2003.

     Deposits. Average interest-bearing deposits totaled $81.6 million and $89.1 million for the years ended December 31, 2004 and 2003. At December 31, 2004, total deposits were $71.5 million. The following table sets forth our deposits by category for the periods indicated.

Deposit Composition

	December 31,		December 31,
	2004		2003
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
		(Dollars in thousands)
Demand deposits	$7,203	10.12%	$6,336	6.64%
Escrow deposits	1	0%	0	0%

Total non-interest-bearing	7,204	10.12%	6,336	6.64%
Now accounts	2,716	3.80%	2,599	2.72%
MMDA	23,309	32.61%	25,437	26.65%
Savings	276	0.39%	333	0.35%
Certificates of deposits of $100K or more	8,111	11.31%	10,425	10.92%
Brokered deposits of $100K or more	14,370	20.10%	28,901	30.26%

Total certificates of deposit of $100K or more	22,481	31.41%	39,326	41.18%
Certificate of deposits less than $100K	14,021	19.61%	17,893	18.74%
Brokered deposits less than $100K	1,481	2.07%	3,563	3.73%

Total certificates of deposit less than $100K	15,502	21.68%	21,456	22.47%

Total	$71,488	100.00%	$95,487	100.00%

Total brokered deposits	$15,851		$32,464

     The following table reflects the maturity distribution of our certificates of deposit of $100,000 or more at December 31, 2004 and 2003.

Maturities of Certificates of Deposits of $100,000 or more

			After Six
	Within	After Three	Through
	Three	Through	Twelve	After Twelve
	Months	Six Months	Months	Months	Total
	(Dollars in thousands)
December 31, 2004	$2,521	$5,543	$8,565	$5,852	$22,481

December 31, 2003	$1,843	$3,371	$18,792	$15,320	$39,326

Borrowed funds. At December 31, 2004 and 2003, we had outstanding balances of $26,500,000 and $9,372,444, respectively. The average rate we paid on borrowings for the years ended December 31, 2004 and 2003 was 2.71% and 4.09%, respectively. As of December 31, 2004, the bank had four loans outstanding with the FHLB, totaling $16,500,000, and no unused FHLB line of credit. Two loans totaling $9,000,000 were outstanding as of December 31, 2003. One of these loans, in the amount of $4,000,000, matures on November 7, 2011. The second loan, in the amount of $5,000,000, matured on December 1, 2004 and was renewed by the bank for an additional one-year term maturing December 8, 2005. Two additional loans were obtained during 2004 in the amounts of $1,500,000 and $5,000,000 with maturities of March 30, 2005 and April 25, 2006, respectively. At maturity, management will determine whether to repay or renew these loans based on the existing rate environment and interest rate considerations. Additionally, the bank has a $3,000,000 overnight federal funds line of credit with its correspondent bank to cover short-term liquidity needs. This credit line, which is usually priced 25 to 40 basis points higher than the prevailing overnight federal funds rate, had no outstanding balance at December 31, 2004. The bank also was a party to outstanding investment repurchase agreements in the aggregate amount of $10,000,000 outstanding at December 31, 2004. In December 2003, we borrowed $247,000 from a bank in order to fund the operations of the holding company and to repay $125,000 borrowed from a bank in 2001. This loan was fully repaid in 2004 from proceeds from the stock offerings.

Capital

     Total shareholders’ equity at December 31, 2004 was approximately $10.5 million, compared with shareholders’ equity of $6.4 million as of December 31, 2003. The $4.1 million increase in shareholder’s equity was attributable to proceeds from the sale of common stock totaling approximately $4.2 million partially offset by a net loss for the year ended December 31, 2004 of $63,820.

     We are subject to various regulatory capital requirements administered by federal banking agencies. Our failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, under regulatory guidelines, ebank, our banking subsidiary, may not pay a dividend to ebank Financial Services, Inc. if doing so would cause ebank to be less than adequately capitalized.

     Quantitative measures established by regulation to ensure capital adequacy require ebank to maintain minimum amounts and ratios. The primary regulatory agency for ebank, the Office of Thrift Supervision, requires ebank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0%, and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2004, ebank had total, core, tangible, and Tier 1 capital to risk weighted assets ratios of 14.49%, 9.31%, 9.31% and 13.24%, respectively.

     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement
Capital ratios at December 31, 2004
Tier 1 capital	13.24%	4.00%
Tier 2 capital	1.25%
Total risk-based capital ratio	14.49%	8.00%
Leverage ratio	9.31%	2.00%

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

     The Office of Thrift Supervision may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. The most recent notice from the Office of Thrift Supervision categorized the bank as well capitalized under the regulatory framework for prompt corrective action. However, at December 31, 2003, the bank temporarily fell below the requested 10.0% “well capitalized” level for its total risk-based capital ratio. Management promptly notified the OTS that its total risk based capital was 9.76% at December 31, 2003. The bank nevertheless remained adequately capitalized (above 8%) at December 31, 2003. By March 31, 2004, the bank went back above the well capitalized level. The bank remained well capitalized from that point forward during 2004 and an additional $3,550,000 in capital, generated from two successful stock offerings during 2004, was contributed by the Company during 2004. At December 31, 2004, the bank is well capitalized at 14.49%.

     We believe that, as of December 31, 2004, we meet all capital requirements to which we are subject.

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

     Our funds sold position, which is one of our primary sources of liquidity, averaged $3.2 million for the years ended December 31, 2004 and 2003. The actual funds sold position was $1.5 million and $7.5 million on December 31, 2004 and 2003, respectively.

     We believe at December 31, 2004 we had a satisfactory liquidity position at the bank level as total cash, cash equivalents, and federal funds sold amounted to approximately $1.92 million, or 1.77% of total assets. We also consider our ability to maintain and expand our deposit base and borrowing capabilities to be a source of liquidity. During 2004, total deposits decreased from $95.5 million to $71.5 million, representing an decrease of 25.1%. The decrease in deposits of approximately $24 million was partially offset by an increase in Federal Home Loan Bank advances and security repurchase agreement borrowings totaling $7.5 million and $10.0 million, respectively. As of September 30, 2004, we had entered into $8.0 million of security repurchase agreements that enabled us to borrow funds at favorable rates using our investment securities as collateral. As of December 31, 2004, we increased these borrowings by $2.0 million. We had residual capacity of approximately $3.0 million for investment repurchase borrowings at December 31, 2004.

     We will increase deposits as required to fund loan growth, repay investment repurchase agreement borrowings, to loan purchases in the secondary markets and for purchases of investments. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. In the first quarter of 2005, we are engaging in marketing promotions to increase our demand deposit and money market accounts. We believe that we are currently well positioned to fund our growth with retail deposits generated through the internet and in our local market. As of February 28, 2005, we have generated approximately $12.5 million in money market balances and have repaid all investment repurchase borrowings. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations.

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

     In the first and second quarters of 2004, we sold 3,703,704 common shares through a public stock offering generating net proceeds of $3,661,661. In December 2004, we sold 555,554 common shares through a private stock offering generating net proceeds of $570,948. In total, net proceeds from common stock offerings amounted to $4,232,609. The proceeds were used to provide $3,550,000 in capital to ebank to supports its anticipated growth and to repay Company borrowings of approximately $272,000. The remainder is available to the Company as additional working capital.

Off-Balance-Sheet Arrangements

     We do not hold any financial interests in entities which are accounted for by either the bank or the holding company on an off-balance-sheet basis. However, ebank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments may include commitments to extend credit and standby letters of credit and financial guarantees.

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

     We are not involved in off-balance-sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly impact earnings. See Note 11 to the consolidated financial statements for additional information on off-balance-sheet arrangements.

Recent Accounting Pronouncements

     In March 2004, The Emerging Issues Task Force (“EITF”) issued EITF 03-1 The Meaning of Other-Than- Temporary Impairment and its Application to certain Investments (“EITF 03-1”). EITF 03-1 provides guidance for evaluation of whether an investment is other-than-temporarily impaired. The disclosure guidance was fully effective for other-than-temporary impairment evaluations made in reporting periods ending after June 15, 2004 whereas the recognition and measurement guidance has been deferred. The disclosures required by EITF 03-1 are included in Note 3 to the Consolidated Financial Statements.

     In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) is effective for the Company beginning January 1, 2006. The Company is still evaluating the transition provisions allowed by SFAS No. 123 (R) and expects to adopt SFAS No. 123 (R) in the first quarter of 2006. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123.

Item 7. Financial Statements

     Our consolidated financial statements are attached hereto as pages F-1 through F-27. These statements include our consolidated balance sheets as of December 31, 2004 and December 31, 2003, respectively and consolidated statements of operations, consolidated statements of cash flows, consolidated statements of changes in shareholders’ equity and consolidated statements of comprehensive loss for the years ended December 31, 2004 and December 31, 2003, respectively, together with the report thereto of Porter Keadle Moore, LLP, dated February 18, 2005.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 8A. Controls and Procedures

     As of the end of the fiscal period covered by this Annual Report on Form 10-KSB, an evaluation was performed under Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. During the three-month period ended December 31, 2004, no change in our internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

     None.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information required by Item 9, with the exception of the information provided below concerning the Company’s Code of Ethics, is set forth under the captions “Nominees for Directorships,” “Other Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Meetings and Committees of the Board of Directors – Audit Committee” in the Proxy Statement and is incorporated herein by reference.

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

Item 13. Exhibits

     The following documents are filed as part of this report:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

3.2	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1.1 to the Company’s Form 8-K filed on April 23, 1999, File No. 000-24043.)

3.3	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 2, 2001, File No. 000-24043.)

3.4	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)

3.5	Articles of Amendment to the Articles of Incorporation effective December 21, 2001 (Incorporated by reference to Exhibit 3.5 to the Company’s Form 10-KSB filed on March 29, 2002, File No. 000-24043.)

3.6	Articles of Amendment to the Articles of Incorporation effective December 28, 2001 (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-KSB filed on March 29, 2002, File No. 000-24043.)

3.7	Articles of Amendment to the Articles of Incorporation effective January 1, 2003 (Incorporated by reference to Exhibit 3.7 to the Company’s Form 10-KSB filed on March 31, 2003, File No. 000-24043.)

3.8	Articles of Amendment to the Articles of Incorporation effective June 2, 2004 (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-QSB filed on August 12, 2004, File No. 000-24043.)

3.9	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

4.1	Articles of Incorporation of the Company, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 incorporated herein by reference.

4.2	Bylaws of the Company, filed as Exhibits 3.9 and incorporated herein by reference.

4.3	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

4.4	Certificate of Designations relating to the Series A Preferred Stock, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB filed on August 12, 2004, File No. 000-24043.)

10.1	Lease Agreement dated October 14, 1997, between the Company, as lessee, and Regent Paces Ferry Office I, Inc., as lessor (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

10.2	First Amendment to Lease Agreement dated June 4, 1998 between the Company and Regent Paces Ferry Office I, Inc. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB filed on April 2, 2001, File No. 000-24043.)

10.3	Sublease dated March 15, 1999 between the Bank and The Bankers Bank (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-KSB filed on April 12, 2000, File No. 000-24043.)

10.4	Stock Purchase Agreement among ebank.com, Inc., Peachtree Capital Corporation, Caroline O. Harless, and Steven Harless, dated December 27, 2001 (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on December 28, 2001, File No. 000-24043.)

10.5	Letter Agreement regarding the Closing Date of Stock Purchase Agreement among ebank.com, Inc., Peachtree Capital Corporation, Caroline O. Harless, and Steven Harless, dated December 27, 2001 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-KSB filed on March 29, 2002, File No. 000-24043.)

10.6	*Consulting Agreement dated December 31, 2001, by and between Peachtree Capital Corporation, Inc., Harless & Associates (“H&A”), and Caroline O. Harless (the “Consultant”) (Incorporated by reference to Exhibit 10.11 to the Company’s Form 10-KSB filed on March 31, 2003, File No. 000-24043.)

10.7	*Space and Cost Sharing Arrangement dated December 31, 2001, by and between Peachtree Capital Corporation and Harless, Pittman & Associates, CPAs (Incorporated by reference to Exhibit 10.12 to the Company’s Form 10-KSB filed on March 31, 2003, File No. 000-24043.)

10.8	Stock Purchase Agreement among ebank.com, Inc., Peachtree Capital Corporation, Caroline O. Harless, and Steven Harless, dated effective as of December 31, 2002 (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 10, 2003, File No. 000-24043.)

10.9	*Employment Agreement between James L. Box and ebank.com, Inc. dated May 17, 2002 (Incorporated by reference to Exhibit 10.04 to the Company’s Form 10-QSB filed on August 14, 2002, File No. 000-24043.)

10.10	*Amendment to Employment Agreement of James L. Box (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed on August 12, 2004, File No. 000-24043.)

10.11	*Employment Agreement between Wayne W. Byers and ebank.com, Inc. dated January 2, 2002 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed on May 15, 2002, File No. 000-24043.)

10.12	*Employment Agreement between Michael Curasi and ebank Financial Services, Inc. dated April 28, 2003. (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB filed on March 30, 2004, File No. 000-24043.)

10.13	*ebank.com, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on October 5, 1999.)

10.14	*ebank.com, Inc. First Amendment to the 1998 Stock Incentive Plan as adopted by the Board of Directors on September 20, 1999 (Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB filed on April 12, 2000, File No. 000-24043.)

10.15	*Second Amendment to 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed on November 12, 2004, File No. 000-24043.)

10.16	Stock Purchase Agreement by and between ebank Financial Services, Inc. and Marshall Investments, L.P., dated February 26, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed on May 15, 2003, File No. 000-24043.)

10.17	Letter Agreement dated May 13, 2003 between the Company and Attkisson, Carter & Company concerning fees related to the Exchange Offer and the transaction with the New Investor (Incorporated by reference to Exhibit 99.8 to the Company’s Schedule TO-I filed on May 15, 2003, File No. 005-61921.)

10.18	Loan Agreement between the Company and Newnan Coweta Bank dated December 10, 2003 (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-KSB filed on March 30, 2004, File No. 000-24043.)

10.19	Commercial Security Agreement between the Company and Newnan Coweta Bank dated December 10, 2003 (Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed on March 30, 2004, File No. 000-24043.)

10.20	*ebank Financial Services, Inc. Stock Option Agreement with James L. Box dated August 9, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB filed November 12, 2004, File No. 000-24043.)

10.21	Form of Stock Warrant Agreement for debt guarantees, entered into by and between the Company and each of the Messrs. Richard Parlontieri, Stephen Gross, Gary Bremer, Richard Carter, Terry Ferrero, G. Webb Howell and Louis Douglass. (Incorporated by reference to Exhibit 99.6 to the Company’s Schedule TO-I filed on May 15, 2003, File No. 005-61921.)

10.22	Form of Stock Warrant Agreement entered into by and between the Company and each of the holders of Series A Preferred and the accompanying Warrants (including Messrs. Richard D. Jackson, Terry Ferrero, Don Stout, Billy R. Jones and Tommy Duncan) in connection with the private placements of such securities. (Incorporated by reference to Exhibit 99.4 to the Company’s Schedule TO-I filed on May 15, 2003, File No. 005-61921.)

10.23	Form of Registration Rights Agreement entered into by and between the Company and each of the holders of Series A Preferred and the accompanying Warrants (including Messrs. Richard D. Jackson, Terry Ferrero, Don Stout, Billy R. Jones and Tommy Duncan) who purchased such securities in connection with the first and second private placements of such securities. (Incorporated by reference to Exhibit 99.2 to the Company’s Schedule TO-I filed on May 15, 2003, File No. 005-61921.)

10.24	Form of Registration Rights Agreement entered into by and between the Company and the holder of Series A Preferred and the accompanying Warrants who purchased such securities in connection with the third private placements of such securities. (Incorporated by reference to Exhibit 99.3 to the Company’s Schedule TO-I filed on May 15, 2003, File No. 005-61921.)

10.25	Form of Subscription Agreement for sales of common stock of ebank Financial Services, Inc. to purchasers (including Messrs. Richard D. Jackson, Gary Bremer, Terry Ferrero, Don Stout, James L. Box, Wayne W. Byers, Michael Curasi, Billy R. Jones, Edward L. Terry and Gary Rhineheart) in the Company’s public offering which closed June 10, 2004. (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form SB-2/A filed on February 9, 2004, File No. 333-110819.)

10.26	Letter Agreement between ebank Financial Services, Inc. and Billy Jones regarding the Subscription Agreement submitted by Mr. Jones in connection with the Company’s public offering which closed June 10, 2004 (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to Statement on Schedule 13D filed by Mr. Jones on March 23, 2004.)

10.27	Subscription Agreement between ebank Financial Services, Inc. and Tommy J. Duncan for private placement of common stock, dated December 28, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2005, File No. 000-24043.)

10.28	Subscription Agreement between ebank Financial Services, Inc. and Terry L. Ferrero for private placement of common stock, dated December 30, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2005, File No. 000-24043.)

10.29	*Summary Description of Director Compensation Arrangements.

21.1.	Subsidiary of the Company

23.1	Consent of Porter Keadle Moore, LLP

24	Power of Attorney (contained on the signature page hereof)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ebank Financial Services, Inc.

Date: March 28, 2005	By:	/s/ James L. Box

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

Signature	Title	Date

/s/ James L. Box James L. Box	Director	March 28, 2005

/s/ Gary M. Bremer Gary M. Bremer	Director	March 28, 2005

/s/ Greg Corona Greg Corona	Director	March 28, 2005

/s/ Walter Drakeford Walter Drakeford	Director	March 28, 2005

/s/ Terry L. Ferrero Terry L. Ferrero	Director	March 28, 2005

/s/ Richard D. Jackson Richard D. Jackson	Director	March 28, 2005

/s/ Kevin Link Kevin Link	Director	March 28, 2005

/s/ Don Stout Don Stout	Director	March 28, 2005

/s/ Wayne W. Byers Wayne W. Byers	Chief Financial Officer and Principal Accounting Officer	March 28, 2005

ebank Financial Services, Inc.
and Subsidiary

CONSOLIDATED FINANCIAL REPORT

YEARS ENDED DECEMBER 31, 2004 AND 2003

ebank Financial Services, Inc. and Subsidiary

CONSOLIDATED FINANCIAL REPORT
YEARS ENDED DECEMBER 31, 2004 AND 2003

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Consolidated balance sheets	F-2
Consolidated statements of operations	F-3
Consolidated statements of comprehensive loss	F-4
Consolidated statements of stockholders’ equity	F-5
Consolidated statements of cash flows	F-6
Notes to consolidated financial statements	F-7 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ebank Financial Services, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of ebank Financial Services, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ebank Financial Services, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PORTER KEADLE MOORE, LLP

Atlanta, Georgia
February 18, 2005

ebank Financial Services, Inc.
and Subsidiary

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
Assets

Cash and due from banks	$327,054	$674,730
Federal funds sold	1,539,000	7,483,000
Interest-bearing deposits in banks	58,212	70,118

Cash and cash equivalents	1,924,266	8,227,848

Securities available for sale	17,798,362	20,761,358
Other securities	964,700	450,000

Loans	86,670,410	81,019,662
Less allowance for loan losses	(1,013,372)	(1,204,754)

Loans, net	85,657,038	79,814,908

Premises and equipment	411,708	535,061
Accrued interest receivable and other assets	2,015,701	1,777,279

Total assets	$108,771,775	$111,566,454

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$7,232,990	$6,336,045
Interest-bearing	64,254,967	89,151,384

Total deposits	71,487,957	95,487,429

Other borrowings	16,500,000	9,372,444
Repurchase agreements	10,000,000	—
Accrued interest payable and other liabilities	252,529	347,670

Total liabilities	98,240,486	105,207,543

Commitments

Stockholders’ equity
Series A preferred stock, par value, $.01; 8% cumulative; convertible; 10,000,000 shares authorized; 2,374,312 and 2,396,800 issued and outstanding; accumulated undeclared dividends of $874,267 and $401,874 (liquidation preference $5,935,780)	23,743	23,968
Common stock, par value $.01; 15,000,000 shares authorized; 6,364,423 and 2,074,723 issued and outstanding	63,644	20,747
Capital surplus	23,363,077	19,173,141
Accumulated deficit	(12,781,559)	(12,717,739)
Accumulated other comprehensive loss	(137,616)	(141,206)

Total stockholders’ equity	10,531,289	6,358,911

Total liabilities and stockholders’ equity	$108,771,775	$111,566,454

See Notes to Consolidated Financial Statements.

ebank Financial Services, Inc.
and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Interest income:
Loans	$5,604,575	$5,290,772
Taxable securities	1,142,797	1,009,076
Federal funds sold	32,355	32,609
Other investments	17,924	16,909
Interest-earning deposits	1,630	5,372

Total interest income	6,799,281	6,354,738

Interest expense:
Deposits	1,874,526	2,038,783
Other borrowings	345,990	378,932

Total interest expense	2,220,516	2,417,715

Net interest income	4,578,765	3,937,023
Provision for loan losses	1,156,000	894,000

Net interest income after provision for loan losses	3,422,765	3,043,023

Other income:
Gain on sale of investments, net	53,382	267,167
Service charges and other fees	104,526	97,737
Miscellaneous	20,734	36,634
Mortgage fee income (Georgia)	—	10,209
Mortgage fee income (Maryland)	—	752,792

Total other income	178,642	1,164,539

Other expense:
Salaries and employee benefits	1,968,885	2,619,877
Equipment and occupancy expenses	780,589	805,301
Professional and other outside services	423,613	466,373
Other operating expenses	492,140	436,114

Total other expenses	3,665,227	4,327,665

Net Loss	(63,820)	(120,103)

Undeclared preferred stock dividends arising during the year	(476,163)	(481,300)

Net loss attributable to common stockholders	$(539,983)	$(601,403)

Basic and diluted loss per common share	$(0.12)	$(0.30)

See Notes to Consolidated Financial Statements.

ebank Financial Services, Inc.
and Subsidiary

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Net loss	$(63,820)	$(120,103)

Other comprehensive loss, net of income taxes:
Unrealized gains (losses) on securities available for sale:
Transfer of securities from held-to-maturity to available for sale, net of taxes of $31,409	—	51,333
Holding gains (losses) arising during the period, net of taxes of $22,461 and $70,086	36,708	63,211
Reclassification adjustment for gains included in net loss, net of taxes of $20,264 and $101,417	(33,118)	(165,750)

Total other comprehensive income (loss)	3,590	(51,206)

Comprehensive loss	$(60,230)	$(171,309)

See Notes to Consolidated Financial Statements.

ebank Financial Services, Inc.
and Subsidiary

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2004 AND 2003

							Accumulated
							Other	Total
		Preferred Stock	Common Stock		Capital	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Surplus	Deficit	Loss	Equity
Balance, December 31, 2002	2,410,000	$24,100	1,728,223	$17,282	$19,176,474	$(12,597,636)	$(90,000)	$6,530,220

Conversion of preferred stock	(13,200)	(132)	13,200	132	—	—	—	—

Common stock issued for Preferred stock dividends	—	—	333,300	3,333	(3,333)	—	—	—
Change in unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	(51,206)	(51,206)

Net loss	—	—	—	—	—	(120,103)	—	(120,103)

Balance, December 31, 2003	2,396,800	23,968	2,074,723	20,747	19,173,141	(12,717,739)	(141,206)	6,358,911

Conversion of preferred stock	(22,488)	(225)	22,488	225	—	—	—	—

Common stock issued for Preferred stock dividends	—	—	7,954	80	(80)	—	—	—
Common stock issued in stock offerings, net of offering expenses of $367,391	—	—	4,259,258	42,592	4,190,016	—	—	4,232,608
Change in unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	3,590	3,590

Net loss	—	—	—	—	—	(63,820)	—	(63,820)

Balance, December 31, 2004	2,374,312	$23,743	6,364,423	$63,644	$23,363,077	$(12,781,559)	$(137,616)	$10,531,289

See Notes to Consolidated Financial Statements.

ebank Financial Services, Inc.
and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES:
Net loss	$(63,820)	$(120,103)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Gain on sale of investments, net	(53,382)	(267,167)
Net amortization of securities	555	17,537
Depreciation and amortization of premises and equipment	213,803	250,851
Provision for loan losses	1,156,000	894,000
Change in deferred loan fees and costs	5,961	(221,491)
Change in interest receivable	37,924	(233,160)
Change in interest payable	(20,561)	(33,999)
Net other operating activities	373,414	(384,725)
Net gain on sale of other real estate owned	—	(2,135)
Change in mortgage loans held for sale	—	7,820,139

Net cash and cash equivalents provided by operating activities	1,649,894	7,719,747

INVESTING ACTIVITIES:
Purchases of securities available for sale	(12,145,468)	(16,555,570)
Purchase of other investments	(514,700)	—
Proceeds from paydowns and maturities of securities available for sale	9,499,774	3,500,000
Proceeds from sale of securities available for sale	5,667,305	3,091,146
Net change in loans	(8,231,932)	(10,925,834)
Purchase of premises and equipment	(90,451)	(155,285)
Proceeds from sale of other real estate owned	501,304	441,347
Purchases of securities held-to-maturity	—	(14,720,038)
Proceeds from paydowns and maturities of securities held-to-maturity	—	13,626,320
Proceeds from sale of securities held-to-maturity	—	3,950,329
Proceeds from sale of other securities	—	156,525
Proceeds from sale of Peachtree Capital Corporation	—	578,000

Net cash and cash equivalents used in investing activities	(5,314,168)	(17,013,060)

FINANCING ACTIVITIES:
Net change in deposits	(23,999,472)	10,909,242
Net proceeds from common stock offerings	4,232,608	—
Proceeds from other borrowings	7,500,000	247,444
Repayment of other borrowings	(372,444)	(155,053)
Change in repurchase agreements	10,000,000	—
Cash dividends on preferred stock	—	(20,250)
Deferred offering costs	—	(93,662)

Net cash and cash equivalents provided (used) by financing activities	(2,639,308)	10,887,721

Net change in cash and cash equivalents	(6,303,582)	1,594,408

Cash and cash equivalents at beginning of year	8,227,848	6,633,440

Cash and cash equivalents at end of year	$1,924,266	$8,227,848

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$2,241,077	$2,451,714
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$1,227,842	$—
Common stock issued for preferred stock dividend	$80	$3,333
Change in accumulated other comprehensive loss, net of tax	$3,590	$(51,206)
Conversion of preferred stock to common stock	$225	$132
Reclassification of securities to available for sale	$—	$11,553,902

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances are eliminated in consolidation. Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

Securities Available for Sale and Other Securities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. In order to assist in determining the adequacy of the loan loss allowance, management assigns loan grades and monitors the loan grade accuracy to determine the correctness of the assigned grade. Loans graded 4 and above are reviewed monthly and are included in a monthly classified asset summary report. Other loans with classifications of 3 or below are reviewed at renewal or annually dependent on the maturity date. Additionally, management utilizes an independent external loan review firm as an added control to evaluate the reasonableness of the loan ratings and the controls over the loan rating process. Management reports the sufficiency of the allowance monthly to the board. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in 2004 or 2003 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net loss and net loss per common share and other disclosures, as if the fair value based method of accounting had been applied.

		Years Ended December 31,
		2004	2003
Net loss attributable to common stockholders	As reported	$(539,983)	$(601,403)
	Effect of stock
	option grants	(261,093)	(130,946)
	Pro forma	$(801,076)	$(732,349)

Basic and diluted loss per share	As reported	$(.12)	$(.30)
	Pro forma	$(.18)	$(.37)

The fair value of each option grant ($1.19 and $1.02 for 2004 and 2003, respectively) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2004	2003
Dividend yield	0%	0%
Expected life	10 years	10 years
Expected volatility	1.1768	0.6551
Risk-free interest rate	4.28%	3.80%

Loss Per Common Share

Basic losses per common share are computed by dividing net loss less preferred dividends by the weighted-average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net loss less preferred dividends minus the income effect of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares (totaling 4,315,228 and 4,187,716 shares at December 31, 2004 and 2003, respectively) consist of stock options and warrants and convertible preferred stock. Due to the net loss in each year, all potential common shares would be anti-dilutive, and therefore, diluted earnings per share is the same as basic earning per share in the consolidated financial statements. The weighted-average number of common shares outstanding for 2004 and 2003 were 4,498,777 and 1,988,598, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In March 2004, The Emerging Issues Task Force (“EITF”) issued EITF 03-1 The Meaning of Other-Than- Temporary Impairment and its Application to certain Investments (“EITF 03-1”). EITF 03-1 provides guidance for evaluation whether an investment is other-than-temporarily impaired. The disclosure guidance was fully effective for other-than-temporary impairment evaluations made in reporting periods ending after June 15, 2004 whereas the recognition and measurement guidance has been deferred. The disclosures required by EITF 03-1 are included in Note 3 to the Consolidated Financial Statements.

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) is effective for the Company beginning January 1, 2006. The Company is still evaluating the transition provisions allowed by SFAS No. 123 (R) and expects to adopt SFAS No. 123 (R) in the first quarter of 2006. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

Through December 31, 2004, the Company has incurred accumulated deficits of $12.8 million. Net losses of $64 thousand, $120 thousand, $990 thousand, $994 thousand and $6.8 million were recognized for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. For the year ended December 31, 2004 and 2003, the Company’s cash flow from operating activities was a positive $1.7 and $7.7 million, respectively; as compared to negative cash flows operating activities of $6.6 million, $1.0 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Because of the losses and negative cash flows incurred through 2000, the Company was forced to revise its business strategy and revert to traditional banking services. The Company will continue to use basic Internet services as an available resource in the delivery of the Company’s services.

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

In 2004, the Company raised net proceeds of $4,232,608 from the sale of its common stock including 3,703,704 shares sold in a public offering and 555,554 shares sold in a private placement. The proceeds of the offerings will be used to support the Company’s growth.

The Company is continuing to pursue its plan of raising additional capital through improving net interest margins and controlling expenses all towards the near-term goal of profitable operating results and improved financial condition. The Company’s financial statements and disclosures are presented as a going concern.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3. SECURITIES

The amortized cost and fair value of securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
December 31, 2004:
U.S government and agency securities	$16,991,218	$8,872	$(230,916)	$16,769,174
Corporate securities	1,028,961	227	—	1,029,188

	$18,020,179	$9,099	$(230,916)	$17,798,362

Securities available for sale
December 31, 2003:
U.S government and agency securities	$20,488,963	$7,314	$(234,919)	$20,261,358
Corporate securities	500,000	—	—	500,000

	$20,988,963	$7,314	$(234,919)	$20,761,358

Other securities consist of FHLB stock which the Company is required to hold to obtain FHLB advances and for which there is no readily ascertainable market value.

Proceeds from sales of securities available for sale during 2004 were $5,667,305. Gross gains of $67,674 and gross losses of $14,292 were realized on those sales. Proceeds from sales of securities available for sale during 2003 were $3,091,146. Gross gains of $39,088 and gross losses of $2,856 were realized on those sales. Proceeds from sale of securities held-to-maturity during 2003 were $3,950,329. A gross gain of $230,935 was realized on that sale.

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

Securities with a carrying value of $3,910,000 and $2,998,777 at December 31, 2004 and 2003, respectively, were pledged to secure Federal Home Loan Bank advances. Securities with a carrying value of $10,500,422 and $0 at December 31, 2004 and 2003, respectively, were pledged to secure repurchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3. SECURITIES (Continued)

The amortized cost and fair value of debt securities as of December 31, 2004 by contractual maturity are shown below.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Due after ten years	$16,991,218	$16,769,174
Corporate securities	1,028,961	1,029,188

	$18,020,179	$17,798,362

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuously unrealized loss position at December 31, 2004.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2004:
U. S. government and agency securities	$9,833,464	$159,041	$2,928,125	$71,875	$12,761,589	$230,916

December 31, 2003:
U. S. government and agency securities	$16,755,789	$234,919	$—	$—	$16,755,789	$234,919

At December 31, 2004, unrealized losses in the investment securities portfolio related to debt securities totaled $230,916. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2004 tables above, 11 out of 17 securities issued by U.S. government agencies contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

NOTE 4. LOANS

The composition of loans is summarized as follows:

	December 31,
	2004	2003
Commercial	$12,901,503	$15,500,497
Real estate – individual	42,997,216	38,152,652
Real estate – commercial	22,691,243	20,946,392
Consumer installment and other	8,194,807	6,528,518

	86,784,769	81,128,059
Deferred loan fees and costs	(114,359)	(108,397)
Allowance for loan losses	(1,013,372)	(1,204,754)

Loans, net	$85,657,038	$79,814,908

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 4. LOANS (Continued)

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2004	2003
Balance, beginning of year	$1,204,754	$963,301
Provision for loan losses	1,156,000	894,000
Loans charged off	(1,347,382)	(653,375)
Recoveries of loans previously charged off	—	828

Balance, end of year	$1,013,372	$1,204,754

The total recorded investment in impaired loans was $2,976,527 and $3,182,204 at December 31, 2004 and 2003, respectively. The impaired loans had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaling $337,896 and $312,112 at December 31, 2004 and 2003, respectively. The average recorded investment in impaired loans for 2004 and 2003 was $2,167,013 and $2,405,762, respectively. Interest income recognized for cash payments received on impaired loans was $29,793 and $42,028 for the years ended December 31, 2004 and 2003, respectively.

As of December 31, 2004, troubled loans that have been restructured total $156,000. There were no troubled restructured loans as of December 31, 2003.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates. The Company’s policy is that the interest rates on these loans must be substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2004 are as follows:

Balance, beginning of year	$2,810,836
Advances	1,759,717
Repayments	(1,872,196)

Balance, end of year	$2,698,357

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2004	2003
Leasehold improvements	$243,650	$243,650
Furniture, fixtures and equipment	1,621,130	1,570,477
Computer software and Internet technology	1,446,574	1,406,778

	3,311,354	3,220,905
Accumulated depreciation and amortization	(2,899,646)	(2,685,844)

	$411,708	$535,061

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 5. PREMISES AND EQUIPMENT (Continued)

The Company leases its banking facilities and offices pursuant to operating leases. Rental expense was $269,691 and $299,055 for the years ended December 31, 2004 and 2003, respectively.

The future minimum lease payments under the operating leases at December 31, 2004 are as follows:

2005	$280,324
2006	233,371
2007	169,502
2008	84,751

$767,948

NOTE 6. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $22,480,805 and $39,325,852, respectively. The Company had brokered deposits of $15,882,142 and $32,463,657 at December 31, 2004 and 2003, respectively. The scheduled maturities of time deposits at December 31, 2004 are as follows:

2005	$27,231,954
2006	6,198,225
2007	3,234,140
2008	668,234
2009	621,222

$37,953,775

At December 31, 2004 and 2003, deposits from directors, executive officers and their related interests totaled approximately $1,520,389 and $1,205,842, respectively. These deposits were taken in the normal course of business at market interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 7. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2004	2003
Advance from Federal Home Loan Bank, interest payable quarterly at 3.91% until November 7, 2006 when the rate may be converted to the three-month LIBOR, matures November 7, 2011, collateralized by securities and first mortgage loans	$4,000,000	$4,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 2.71%, matures April 25, 2006, collateralized by securities and first mortgage loans	5,000,000	—
Advance from Federal Home Loan Bank, interest payable quarterly at 2.97%, matures December 8, 2005, collateralized by securities and first mortgage loans	6,000,000	—
Advance from Federal Home Loan Bank, interest payable quarterly at 2.75%, matures March 30, 2005, collateralized by securities and first mortgage loans	1,500,000	—
Advance from Federal Home Loan Bank, interest payable quarterly at 1.69%, matures December 1, 2004, collateralized by securities and first mortgage loans	—	5,000,000
Note payable from Nexity bank, interest payable quarterly at prime minus 0.50% (3.50% at December 31, 2003), due March 28, 2004, collateralized by common stock of the Bank	—	125,000
Note payable from Newnan Coweta Bank, interest payable monthly at 6% due December 10, 2004, collateralized by common stock of the Bank	—	247,444

	$16,500,000	$9,372,444

Aggregate maturities required on other borrowings at December 31, 2004 are due in future years as follows:

2005	$7,500,000
2006	5,000,000
2011	4,000,000

$16,500,000

Additionally, at December 31, 2004 the Bank had $3,000,000 available for the purchase of overnight federal funds from a correspondent financial institution.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 8. PREFERRED STOCK OFFERINGS (Continued)

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

In connection with the sale of the Series A preferred stock, the Company paid to Attkisson, Carter & Company, at the time a greater than 5% beneficial owner that was the broker/dealer serving as placement agent for the first two private offerings, commissions equal to 10% of the sales price for each unit sold by the placement agent (with the exception of units sold to directors and officers of the Company or units sold to investors located by the Company’s directors and officers who purchased at least 50,000 units) plus a $25,000 fee after 50,000 units were sold by the placement agent, which totaled $600,000. Additionally, the placement agent and certain of its employees received warrants to purchase an aggregate of 200,000 shares of the Company’s common stock at a price of $4.00 per share, exercisable for a period of five years.

A summary of the preferred stock issued as of December 31, 2004 follows:

Capital units sold (net of 13,922 units converted )	593,578

Gross proceeds from offerings	$6,075,000

Offering costs including placement agent commission	(612,796)

Net proceeds received from offerings	$5,462,204

Series A Preferred shares issued	$2,430,000
Series A Preferred shares converted to common	(55,688)

Series A Preferred shares issued and outstanding	2,374,312

Accumulated undeclared dividends	$874,267

Common stock available for purchase under warrants issued to preferred shareholders	1,215,000
Common stock available for purchase under warrants issued to placement agent	200,000

Total common stock available for purchase under warrants related to Series A preferred	1,415,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 9. STOCK OPTIONS AND STOCK WARRANTS

In May 1999, the Company’s stockholders approved the 1998 ebank.com, Inc. Stock Incentive Plan (“Plan”), which authorizes the grant of stock options to eligible employees, officers and directors. The Plan, as amended at December 31, 2004, limits the maximum number of shares for issuance to 220,000, the maximum number of shares approved by the Company’s stockholders. Under the Plan, the Company may grant either incentive stock options or nonqualified stock options.

Under the Plan, the exercise price for the common stock granted as either an incentive stock option or as a nonqualified stock option must be equal to at least 100 percent of the fair market value per share of common stock on the date of grant. Options have a three-year vesting term, and expire ten years after the date of grant. The Board of Directors may, at its discretion, provide that an option not be exercisable, in whole or in part, for any periods of time as specified in the option agreements.

Effective August 9, 2004, the Company granted a nonqualified stock option to the Chief Executive Officer to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.25 per share, the fair market value of the common stock on the date of grant. These options are exercisable immediately and expire ten years from the date of grant. These options represent a single grant issued outside of the terms of the Plan.

Summarized information related to the stock options is as follows:

	Years Ended December 31,
	2004		2003
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Under option, beginning of year	212,917	$3.16	216,334	$3.17
Granted	150,000	$1.25	14,500	$1.35
Terminated	—	$—	(17,917)	$1.81

Under option, end of year	362,917	$2.37	212,917	$3.16

Exercisable, end of year	349,917	$2.41	156,084	$3.38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 9. STOCK OPTIONS AND STOCK WARRANTS (Continued)

	Options Outstanding			Options Exercisable
		Weighted-
		Average			Weighted-
		Remaining	Weighted-		Average
Range of	Shares	Contractual	Average	Shares	Exercise
Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Price
$10.00	5,667	4 years	$10.00	5,667	$10.00
$1.25 - $3.75	357,250	6 years	$2.25	344,250	$2.28

Outstanding at end of year	362,917	6 years	$2.37	349,917	$2.41

The Company has issued stock warrants to purchase shares of common stock (1) in connection with the sale of preferred stock, (2) in connection with a debt guaranty provided by the Company’s organizing directors, and (3) for payment of services rendered. The warrants generally expire five years from date of grant, except for warrants to purchase an aggregate of 159,999 shares of common stock issued in connection with the debt guaranty which expire ten years after the date of grant. Additionally, during 2003 the Company repriced warrants to purchase an aggregate of 126,874 shares of common stock previously issued in payment of services rendered and reset the expiration date to three years from June 26, 2003. Therefore these repriced warrants are subject to variable accounting from the modification date to the date the warrants are exercised, forfeited or expired. No compensation expense was required to be recognized on these warrants as of December 31, 2004 and December 31, 2003. Summarized information related to the stock warrants is as follows:

	Years Ended December 31,
	2004		2003
		Weighted-
		Average		Weighted-
		Exercise		Average
	Number	Price	Number	Exercise Price
Stock warrants issued and exercisable, beginning of year	1,577,999	$3.50	1,577,999	$3.68
Stock warrants exchanged	—	—	(126,874)	$(4.00)
Stock warrants repriced	—	—	126,874	$1.75

Stock warrants issued and exercisable, end of year	1,577,999	$3.50	1,577,999	$3.50

NOTE 10. INCOME TAXES

The components of deferred income taxes are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Loan loss allowance	$171,733	$314,726
Unrealized losses on securities available for sale	84,202	86,399
Net operating loss carryforward	4,342,596	4,246,848
Premises and equipment	37,568	53,262
Other real estate owned	99,355	—
Other	113,742	124,878

Total gross deferred tax assets	4,849,196	4,826,113
Valuation allowance	(4,764,994)	(4,739,714)

Net deferred taxes	$84,202	$86,399

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 10. INCOME TAXES (Continued)

At December 31, 2004, the Company has available net operating loss carryforwards of approximately $11,300,000 for federal income tax purposes. If unused, the carryforwards will expire beginning in 2018.

The future tax consequences of the difference between the financial reporting and tax bases of the Company’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset as the realization of the deferred tax assets is dependent on future taxable income.

NOTE 11. COMMITMENTS

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

A summary of the Company’s financial instruments whose contract amounts represent credit risk is as follows:

	December 31,
	2004	2003
Commitments to extend credit	$15,083,000	$14,588,000
Standby letters of credit	$50,000	$191,000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 12. CONCENTRATIONS OF CREDIT RISK

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

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of unimpaired capital and surplus, as defined by OTS regulations, or approximately $1,664,000 at December 31, 2004.

NOTE 13. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004, no amounts were available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, Tier I capital to total assets and Tangible capital to total assets.

The most recent notice from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum requirements for total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

The OTS requested in the third quarter of 2003 that the Bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”) effective September 30, 2003. The OTS based its request on the fact that the proportion of the Bank’s loan portfolio which consists of “non-homogenous” (i.e., nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. However, at December 31, 2003, the Bank temporarily fell below the requested 10.0% “well capitalized” level for its total risk-based capital ratio, and promptly notified the OTS that its total risk based capital was 9.76% at December 31, 2003. The Bank remained adequately capitalized (above 8%) at December 31, 2003. By March 31, 2004, the Bank went back above the well capitalized level. The Bank remained well capitalized from that point forward during 2004 and an additional $3,550,000 in capital, generated from two successful stock offerings during 2004, was contributed to the Bank by the Company during 2004. At December 31, 2004, the Bank is well capitalized at 14.49%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 13. REGULATORY MATTERS (Continued)

Management believes that, as of December 31, 2004 and 2003, the Bank met all capital requirements to which to which it is subject.

The Bank’s actual capital amounts and ratios are presented in the following tables.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2004:
Total Capital to Risk-weighted Assets	$11,029	14.49%	$6,088	8.00%	$7,610	10.00%
Tier I Capital to Risk-weighted Assets	$10,078	13.24%	$3,044	4.00%	$4,566	6.00%
Tier I Capital to Total Assets	$10,078	9.31%	$4,406	4.00%	$5,507	5.00%
Tangible Capital to Total Assets	$10,078	9.31%	$1,652	1.50%	N/A	N/A

As of December 31, 2003:
Total Capital to Risk-weighted Assets	$7,372	9.76%	$6,042	8.00%	$7,552	10.00%
Tier I Capital to Risk-weighted Assets	$6,428	8.51%	$3,021	4.00%	$4,531	6.00%
Tier I Capital to Total Assets	$6,428	5.78%	$4,471	4.00%	$5,589	5.00%
Tangible Capital to Total Assets	$6,428	5.78%	$1,677	1.50%	N/A	N/A

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Securities:

Fair values for securities available for sale are based on available quoted market prices. Management believes the carrying values of other securities (equity securities with no readily determinable fair value) approximate fair value.

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

Repurchase Agreements:

The carrying value of repurchase agreements approximate fair value.

Off-Balance-Sheet Instruments:

Fair values of the Company’s off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s off-balance-sheet instruments consist of nonfee-producing, variable-rate commitments, both the carrying amounts and fair values of these items are insignificant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks, interest- bearing deposits in banks and federal funds sold	$1,924,266	$1,924,266	$8,227,848	$8,227,848
Securities available for sale	17,798,362	17,798,362	20,761,358	20,761,358
Other securities	964,700	964,700	450,000	450,000
Loans, net	85,657,038	86,677,000	79,814,908	80,687,737
Financial liabilities:
Deposits	71,487,957	71,578,181	95,487,429	95,833,599
Other borrowings	16,500,000	16,588,000	9,372,444	9,569,645
Repurchase Agreements	10,000,000	10,000,000	—	—

NOTE 15. SUPPLEMENTAL FINANCIAL DATA

Components of other expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2004	2003
Other expense:
Telecommunications	$123,495	$141,195
Regulatory and supervisory assessments	93,737	83,357
Business tax and insurance premiums	75,036	83,109
Other general	78,958	7,012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of operations and cash flows of ebank Financial Services, Inc. as of and for the years ended December 31, 2004 and 2003:

CONDENSED BALANCE SHEETS

	2004	2003
Assets:
Cash	$10,479	$18,830
Federal funds sold	539,000	378,000

Cash and cash equivalents	549,479	396,830
Investment in subsidiary	9,940,852	6,286,839
Other assets	75,768	100,662

Total assets	$10,566,099	$6,784,331

Liabilities:
Other borrowings	$—	$372,444
Other liabilities	34,810	52,976

Total liabilities	34,810	425,420

Stockholders’ equity	10,531,289	6,358,911

Total liabilities and stockholders’ equity	$10,566,099	$6,784,331

CONDENSED STATEMENTS OF OPERATIONS

	2004	2003
Income:
Gain on sale of other securities	$—	$6,525
Other	6,147	3,366

Total income	6,147	9,891

Expenses:
Interest	11,208	10,161
Professional and other outside services	148,518	213,407
Other operating expenses	10,665	6,843

Total expenses	170,391	230,411

Loss before equity in net income (loss) of subsidiary	(164,244)	(220,520)
Equity in net earnings of subsidiary	100,424	100,417

Net loss	$(63,820)	$(120,103)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003
OPERATING ACTIVITIES
Net loss	$(63,820)	$(120,103)
Adjustments to reconcile net loss to net cash and cash equivalents provided (used) by operating activities:
Gain on sale of other securities	—	(6,525)
Equity in net earnings of subsidiary	(100,424)	(100,417)
Net other operating activities	6,729	68,035

Net cash and cash equivalents (used) by operating activities	(157,515)	(159,010)

INVESTING ACTIVITIES
Sale of Peachtree Capital Corporation	—	578,000
Investment in subsidiary	(3,550,000)	(310,000)
Sale of other securities	—	156,525

Net cash and cash equivalents (used) provided by investing activities	(3,550,000)	424,525

FINANCING ACTIVITIES
Net proceeds from sale of common stock	4,232,608	—
Proceeds from other borrowings	—	247,444
Repayment of other borrowings	(372,444)	(125,000)
Deferred offering costs	—	(93,662)
Dividends paid on preferred stock	—	(20,250)

Net cash and cash equivalents provided by financing activities	3,860,164	8,532

Net increase in cash and cash equivalents	152,649	274,047

Cash and cash equivalents at beginning of year	396,830	122,783

Cash and cash equivalents at end of year	$549,479	$396,830