Form 10QSB
period 2005-03-31
EBANK FINANCIAL SERVICES INC
filed 2005-05-16
CIK 1050725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. : Yes ☑ No ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     6,371,458 shares of common stock, par value $.01 per share, were issued and outstanding as of May 2, 2005.

     Transitional Small Business Disclosure Format: Yes ☐ No ☑

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$537,565	$327,054
Interest-bearing deposits in banks	41,625	58,212
Federal funds sold	561,000	1,539,000

Cash and cash equivalents	1,140,190	1,924,266

Securities available for sale	17,591,972	17,798,362
Other securities	958,900	964,700
Loans, net of allowance for loan losses of $936,779 and $1,013,372, respectively	90,645,656	85,657,038
Premises and equipment, net	401,311	411,708
Accrued interest receivable and other assets	2,408,983	2,015,701

Total assets	$113,147,012	$108,771,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$84,336,786	$71,487,957
Other borrowings	17,959,000	26,500,000
Accrued interest payable and other liabilities	257,881	252,529

Total liabilities	102,553,667	98,240,486

Shareholders’ equity:
Series A preferred stock, $.01 par value, 8% cumulative, convertible into one share of common stock; 10,000,000 shares authorized; 2,369,312 and 2,374,312 issued and outstanding; accumulated undeclared dividends of $989,269 and $874,267 (liquidation preference of $5,923,280)	23,693	23,743
Common stock, $.01 par value, 10,000,000 shares authorized, 6,371,458 and 6,364,423 shares issued and outstanding	63,715	63,644
Capital surplus	23,362,492	23,363,077
Accumulated deficit	(12,568,016)	(12,781,559)
Accumulated other comprehensive loss	(288,539)	(137,616)

Total shareholders’ equity	10,593,345	10,531,289

Total liabilities and shareholders’ equity	$113,147,012	$108,771,775

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2005	2004
Interest income:
Loans, including fees	$1,518,922	$1,444,086
Interest-bearing deposits	385	172
Investment securities:
U.S. Government agencies and corporations	237,527	282,626
Other investments	10,425	3,656
Federal funds sold	26,090	19,378

Total interest income	1,793,349	1,749,918

Interest expense:
Deposits	473,120	520,635
Other borrowings	166,922	66,767

Total interest expense	640,042	587,402

Net interest income	1,153,307	1,162,516

Provision for loan losses	27,000	31,000

Interest income after provision for loan losses	1,126,307	1,131,516

Other income:
Deposit fees	28,746	20,509
Miscellaneous	5,037	5,555

Total other income	33,783	26,064

Other expense:
Salaries and other compensation	423,924	450,595
Employee benefits	85,940	79,237
Net occupancy and equipment expense	179,191	213,029
Professional and other outside services	126,483	99,387
Other expense	128,972	129,415

Total other expenses	944,510	971,663

Net earnings	215,580	185,917

Preferred stock dividends paid during the quarter upon conversion of shares of preferred stock	(2,036)	—
Preferred stock dividends arising during the quarter	(116,843)	(119,512)

Net earnings attributable to common stockholders	$96,701	$66,405

Basic earnings per common share	$.02	$.03

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended
	March 31,
	2005	2004
Net earnings	$215,580	$185,917
Other comprehensive income:
Unrealized (losses) gains on securities available for sale:
Holding (losses) gains arising during the period, net of taxes of $92,344 and $100,524, respectively.	(150,923)	164,291

Comprehensive income	$64,657	$350,208

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$215,580	$185,917
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premium on other borrowings	—	681
Net accretion of investment securities	1,717	(1,782)
Depreciation expense	44,979	72,020
Provision for loan losses	27,000	31,000
Change in deferred loan fees and costs	14,777	(6,345)
Change in other assets	18,758	52,635
Change in accrued interest receivable	86,526	211,557
Change in accrued interest payable	42,180	(9,377)
Change in other liabilities	(36,827)	(58,485)

Net cash provided by operating activities	414,690	477,821

Cash flows from investing activities:
Maturities of securities available for sale	1,000,000	2,500,000
Purchase of securities available-for-sale	(1,038,595)	(5,530,434)
Proceeds from sale of securities available-for-sale	—	1,000,000
Proceeds from sale of other investments	5,800	—
Loans originated, net of principal repayments	(5,436,617)	(5,088,785)
Proceeds from sale of other real estate owned	—	501,304
Purchases of premises and equipment	(34,583)	(59,861)

Net cash used by investing activities	(5,503,995)	(6,677,776)

Cash flows from financing activities:
Net increase in deposits	12,848,829	150,952
Proceeds from overnight borrowings	2,959,000	—
Repayments on other borrowings	(11,500,000)	(125,000)
Net proceeds from the sale of common stock	—	1,147,613
Stock offering costs	(2,600)	(96,741)

Net cash provided by financing activities	4,305,229	1,076,824

Net decrease in cash and cash equivalents	(784,076)	(5,123,131)
Cash and cash equivalents:
Beginning of period	1,924,266	8,227,848

End of period	$1,140,190	$3,104,717

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.

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

Significant Accounting Policies

     The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 annual report to shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.

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

Stock Compensation Plans

     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in the quarters ended March 31, 2005 and March 31, 2004 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net earnings and basic earnings per common share.

		For the three months ended
		March 31,
		2005	2004
Net earnings attributable to common stockholders	As reported	$96,701	$66,405
	Effect of stock options grants	(3,058)	(20,592)

	Pro forma	$93,643	$45,813

Basic earnings per share	As reported	$.02	$.03
	Pro forma	$.01	$.02

NOTE 2 — EARNINGS PER COMMON SHARE

     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	For the three months ended
	March 31,
	2005	2004
Basic earnings per common share:
Weighted average common shares outstanding	6,365,986	2,140,799

Net earnings	$215,580	$185,917
Preferred stock dividend paid upon conversion of shares of preferred stock	(2,036)	—
Preferred stock dividend	(116,843)	(119,512)

Net earnings attributable to common stockholders	$96,701	$66,405

Basic earnings per common share	$.02	$.03

All potentially diluted common shares would have an anti-dilutive effect, therefore, diluted earnings per share is the same as basic earnings per common share for the three months ending March 31, 2005 and 2004.

NOTE 3 — ISSUANCE OF COMMON STOCK

     The Company is obligated to pay cumulative dividends at a rate of 8% on the outstanding shares of Series A cumulative convertible preferred stock. The dividends on each share accrue from the date of purchase, whether or not declared. At the Company’s option, the Company may pay these dividends in cash or in additional shares of its common stock. The most recent common stock dividend was paid on March 25, 2003 to Series A preferred stock shareholders of record on February 28, 2003. The dividend, which was based on the closing price of the Company’s common stock on the record date, resulted in the issuance of 332,416 shares of common stock. The Company’s board of directors has not declared a dividend accrued on its Series A preferred stock from March 1, 2003 to date. At March 31, 2005, the cumulative dividend on the Company’s Series A preferred stock totaled $989,269.

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

     We provide banking and other financial services to small business and retail customers through our offices in Atlanta, Georgia and via the Internet. Our business strategy emphasizes our traditional banking business and focuses on developing cost-effective strategies utilizing the Internet as one of our delivery channels. We provide a broad array of financial products and services to our small business and retail customers, including checking and money market accounts, CDs, ATM cards, home equity loans, mortgage loans, commercial loans, credit cards, and bill payment services.

Financial Condition

     Total consolidated assets increased by $4,375,237 or 4.0% to $113,147,012 during the three-month period ended March 31, 2005. The increase in assets was primarily related to an increase in net loans of approximately $5.0 million partially offset by decreases in cash and cash equivalents of approximately $784 thousand. The increase in net loans was primarily attributable to a $5.2 million increase in individual real estate loans. Consumer loans increased approximately $575 thousand during the period while commercial and commercial mortgage loans decreased during the period by approximately $556 thousand and $314 thousand, respectively. The loan portfolio mix reflects management’s continued efforts to diversify the loan portfolio by decreasing its reliance on commercial and commercial real estate loans.

     Total consolidated liabilities increased by $4,313,181 to $102,553,667 during the three-month period ended March 31, 2005. The increase in liabilities is primarily related to a $12.8 million increase in deposits partially offset by an $8.5 million decrease in other borrowings during the three-month period ended March 31, 2005. We launched a successful campaign in mid-January focusing on increasing our money market balances in order to fund new loan growth and to repay other borrowings. During the quarter, we funded new loan growth of $4.4 million and repaid $8.5 million in other borrowings. Our money market promotion expired on April 25, 2005 and was simultaneously replaced by a new promotion focusing on generating demand deposits. We expect continued strong loan demand and will use new deposits generated by the demand deposit promotion and other funding as needed to provide the required liquidity.

Results of Operations – Three months ended March 31, 2005 compared to the three months ended March 31, 2004:

     Net earnings for the three months ended March 31, 2005 was $215,580, or $96,701 after taking into account $116,843 in dividends on preferred stock arising during the quarter and $2,036 in dividends on preferred stock paid in connection with a preferred stock conversion during the quarter, compared with net earnings of $185,917, or $66,405 after taking into account $119,512 in dividends on preferred stock arising during the quarter, for the three months ended March 31, 2004. Net interest income, before provision for loan losses, for the three-month period ending March 31, 2005 totaled $1,153,307, compared to net interest income, before provision for loan losses, of $1,162,516 for the three-month period ending March 31, 2004.

     Other income earned for the three months ended March 31, 2005 and 2004 was $33,783 and $26,064, respectively. Included in other income for the three months ended March 31, 2005 were deposit fees and miscellaneous income totaling $28,746 and $5,037, respectively. Included in other income for the three months ended March 31, 2004 were deposit fees and miscellaneous income totaling $20,509 and $5,555, respectively.

     Operating expenses for the three-month period ending March 31, 2005 and 2004 totaled $944,510 and $971,663, respectively. Operating expenses for the three-month period ending March 31, 2005 declined by $27,153 or 2.8% over the prior year three-month period. Salaries and other compensation, net occupancy and equipment and other expense declined by $26,671, $33,838 and $443, respectively. Employee benefits and professional fees and other outside services increased by $6,703 and $27,096, respectively. The increase in professional fees and other outside services is primarily related to expenses incurred in connection with the Company’s marketing initiatives totaling approximately $23,211. In the first quarter, marketing initiatives included a successful money market campaign, development of a new product brochure, design of a new company logo and enhancements to our website.

     The Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies. Section 404 of this Act deals with management’s report on internal controls, and will require much in the way of resources to plan, implement and document internal controls. Some of the resources will be in the form of management effort devoted to complying with the new rules, but a significant cost will likely be in increased accounting and consulting fees. On March 2, 2005, the SEC formally extended the Section 404 compliance dates for non-accelerated filers. According to the SEC, non-accelerated filers must comply with the requirements of Section 404 of the Act for the first fiscal year ending on or after July 15, 2006. Accordingly, the Company does not expect to incur significant Section 404 compliance costs until fiscal year 2006.

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

     For the three months ended March 31, 2005, there were eleven loans totaling $3,824,585 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $316,186 of the $936,779 allowance for loan losses. The remaining $620,593 provision for loan losses is associated with loans evaluated in groups.

     At March 31, 2005, the allowance for loan loss allocation associated with classified loans is as follows:

	Total		Allocated	Potential Problem		Allocated			Allocated	Non-performing		Allocated
	Classified Loans	No.	Provision	Loans	No.	Provision	Impaired Loans	No.	Provision	Loans	No.	Provision
Commercial	$1,296,794	5	$282,196	$756,345	1	15,127	$540,449	4	$267,069	$540,449	4	$267,069

Real Estate - Commercial	2,043,761	3	17,737	1,130,426	2	12,257	913,335	1	5,480	913,335	1	5,480

Real Estate - Individual	484,030	3	16,253	360,077	1	360	123,953	2	15,893	123,953	2	15,893

Installment - Individual	—	—	—	—	—	—	—	—	—	—	—	—

Totals	$3,824,585	11	$316,186	$2,246,848	4	$27,744	$1,577,737	7	$288,442	$1,577,737	7	$288,442

     For the year ended December 31, 2004, there were fourteen loans totaling $4,148,551 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $370,144 of the $1,013,372 allowance for loan losses. The remaining $643,228 provision for loan losses is associated with loans evaluated in groups.

     At December 31, 2004, the allowance for loan loss allocation associated with classified loans is as follows:

	Total		Allocated	Potential Problem		Allocated			Allocated	Non-performing		Allocated
	Classified Loans	No.	Provision	Loans	No.	Provision	Impaired Loans	No.	Provision	Loans	No.	Provision
Commercial	$2,244,933	6	$313,411	$768,846	1	$26,295	$1,476,087	5	$287,116	$1,476,087	5	$287,116

Real Estate – Commercial	745,813	1	4,475	745,813	1	4,475	—	—	—	—	—	—

Real Estate – Individual	1,115,805	6	50,998	585,631	3	1,478	530,174	3	49,520	530,174	3	49,520

Installment – Individual	42,000	1	1,260	—	—	—	42,000	1	1,260	42,000	1	1,260

Totals	$4,148,551	14	$370,144	$2,100,290	5	$32,248	$2,048,261	9	$337,896	$2,048,261	9	$337,896

     For the three months ended March 31, 2005, there were only five loans delinquent over 30 days totaling approximately $179,000. Of this amount, there were five delinquent commercial loans totaling $179,000. There were no loans past due 90 days or more.

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

     For the three months ended March 31, 2005, our allowance for loan losses amounted to $936,779, or 1.02% of total loans. The decrease in our allowance for loan losses in the first quarter of $76,593 resulted from a $27,000 provision for loan losses and no recoveries, offset by three net loans charged off of $103,592. At December 31, 2004 our allowance for loan losses amounted to $1,013,372 or 1.17% of total loans. We strengthened our provision for loan losses during the year ended December 31, 2004 by $1,156,000. The decrease in our allowance for loan losses during the year ended December 31, 2004 of

$191,382 resulted from a $1,156,000 provision for loan losses and no recoveries, offset by seventeen net loans charged off of $1,347,382.

Allowance for Loan Losses

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Three	For the
	Months Ended	Year Ended
	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Average loans outstanding	$88,873	$84,801

Loans outstanding at period end	$91,582	$86,670

Total nonperforming loans	$1,578	$2,048

Beginning balance of allowance	$1,013	$1,205
Loans charged off:
Commercial	0	(983)
Real estate – commercial	(15)	(209)
Real estate – individual	0	(91)
Installment loans to individuals	(88)	(65)

Total charge-offs	(103)	(1,348)
Recoveries of previous charge-offs:
Installment loans to individuals	0	0

Total recoveries	0	0
Net loans charged-off	(103)	(1,348)
Provision for loan losses	27	1,156

Balance at period end	$937	$1,013

Net charge-offs to average loans	0.12%	1.59%
Allowance as percent of total loans	1.02%	1.17%
Nonperforming loans as a percentage of total loans	1.72%	2.36%
Allowance as a percent of nonperforming loans	59.38%	49.47%

     At March 31, 2005 and December 31, 2004, the allowance was allocated as follows:

		Percentage of		Percentage of loans
		loans in		in each
		each category	Year ended	category
	Three Months Ended	to total	December 31,	to total
	March 31, 2005	loans	2004	loans
Commercial	$629,789	13.46%	$696,639	14.87%
Real estate – individual	102,253	52.58%	127,998	49.54%
Real estate – commercial	129,737	24.40%	118,475	26.15%
Installment loans to individuals	75,000	9.56%	70,260	9.44%

Total	$936,779	100.00%	$1,013,372	100.00%

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

Average Balances, Income and Expense, and Rates

     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2005:

Interest-		Interest
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost
Federal funds sold	$4,411,744	$26,090	2.40%
Interest-bearing deposits	85,552	385	1.83%
Investment securities	18,332,240	247,952	5.49%
Loans	88,872,637	1,518,922	6.93%

Total	$111,702,173	$1,793,349	6.51%

Deposits	$74,467,020	$473,120	2.58%
Other borrowings	21,842,757	166,922	3.10%

Total	$96,309,777	$640,042	2.70%

Net interest income/spread		$1,153,307	3.81%

Net interest margin			4.19%

     The net interest margin for the first quarter of 2005 increased to 4.19% as compared to 4.12% for the first quarter of 2004. Net interest margin remained at 4.19% during the first quarter 2005 compared to 4.19% for the full year in 2004.

Liquidity and Sources of Capital

     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The March 31, 2005 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $1.1 million, or 1.01% of total assets. Our ability to maintain and expand our deposit base and borrowing capabilities are other sources of liquidity. For the three-month period ended March 31, 2005, total deposits increased from $71.5 million to $84.3 million, representing an increase of 18%. As discussed above under “Financial Condition,” we used the deposits generated during the quarter to fund loan growth and to repay other borrowings. We will continue to increase deposits as required to fund new loan growth, loan purchases in the secondary markets and for purchases of investments. Additionally, we may enter into security repurchase agreements which enable us to borrow funds at favorable rates using certain investments held in our investment portfolio. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations.

     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank’s primary regulator.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement
Capital ratios at March 31, 2005
Tier 1 capital	12.80%	4.0%
Tier 2 capital	1.16%

Total risk-based capital ratio	13.96%	8.0%

Leverage ratio	9.15%	4.0%

     The Office of Thrift Supervision has established a 4.0% minimum leverage ratio requirement for all banks except those with the highest regulatory rating. The leverage ratio is computed by dividing Tier 1 capital into average assets.

     The Office of Thrift Supervision may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. As of the quarter just ended, the bank was well capitalized with a total risk-based capital ratio of 13.96% at March 31, 2005.

     We believe that, as of March 31, 2005, we meet all capital requirements to which we are subject.

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

     The table below shows the interest rate sensitivity of our assets and liabilities as of March 31, 2005:

		After three
	Within	but within	After one
	three	twelve	but within	After five
	months	months	five years	years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits	$42	$—	$—	$—	$42
Loans	61,562	4,404	8,103	17,643	91,712
Investment securities	959	—	1,038	16,554	18,551
Federal funds sold	561	—	—	—	561

Total earning assets	63,124	4,404	9,141	34,197	110,866

Interest-bearing liabilities:
Money market and NOW	35,223	—	—	—	35,223
Savings deposits	350	—	—	—	350
Time deposits	8,956	21,045	12,920	—	42,921
Other liabilities	2,959	6,000	5,000	4,000	17,959

Total interest-bearing liabilities	47,488	27,045	17,920	4,000	96,453

Interest-sensitivity gap	$15,636	$(22,641)	$(8,779)	$30,197	$14,413

Cumulative interest-sensitivity gap	$15,636	$(7,005)	$(15,784)	$14,413

Ratio of interest-sensitivity gap to total earning assets	14.10%	(20.42%)	(7.92%)	27.24%	13.00%

Ratio of cumulative interest- sensitivity gap to total earning assets	14.10%	(6.32%)	(14.24%)	13.00%

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

Loan Portfolio

     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $88,872,637 for the three-month period ended March 31, 2005. Total gross loans outstanding at March 31, 2005 were $91,711,571.

     The following table summarizes the composition of the loan portfolio at March 31, 2005:

		Percent
	Amount	of total
Commercial	$12,345,199	13.46%
Real estate – individual	48,219,311	52.58%
Real estate – commercial	22,377,144	24.40%
Installment loans to individuals	8,769,917	9.56%

Gross loans	91,711,571	100.00%

Less: Net deferred loan fees	(129,136)
Allowance for loan loss	(936,779)

Total net loans	$90,645,656

     The principal components of our loan portfolio at March 31, 2005 were mortgage loans and commercial loans, which represented approximately 90% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.

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

OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

     In March 2005, we issued 5,000 shares of common stock to one holder of our Series A Convertible Preferred Stock, upon conversion, pursuant to the one-for-one conversion ratio of the Series A preferred stock. In addition, we issued 2,035 shares of common stock to such converting holder in payment of accrued but unpaid dividends on such preferred stock through the date of conversion. The issuance of these shares of common stock was made pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

     Exhibits.

10.1	Employment Agreement Amendment of James L. Box effective as of March 28, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2005, File No. 000-24023.)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebank Financial Services, Inc.
Date: May 13, 2005	By:	/s/ James L. Box
James L. Box
President and Chief Executive Officer

By:	/s/ Wayne W. Byers
Wayne W. Byers
Chief Financial Officer