Form 10QSB
period 2005-06-30
EBANK FINANCIAL SERVICES INC
filed 2005-08-09
CIK 1050725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
     6,371,458 shares of common stock, par value $.01 per share, were issued and outstanding as of August 1, 2005.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$372,394	$327,054
Interest-bearing deposits in banks	195,803	58,212
Federal funds sold	29,586,000	1,539,000

Cash and cash equivalents	30,154,197	1,924,266

Securities available for sale	17,848,692	17,798,362
Other securities	958,900	964,700
Loans, net of allowance for loan losses of $812,159 and $1,013,372, respectively	95,640,656	85,657,038
Premises and equipment, net	390,586	411,708
Accrued interest receivable and other assets	2,520,474	2,015,701

Total assets	$147,513,505	$108,771,775

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$121,167,383	$71,487,957
Other borrowings	15,000,000	26,500,000
Accrued interest payable and other liabilities	325,999	252,529

Total liabilities	136,493,382	98,240,486

Shareholders’ equity:
Series A preferred stock, $.01 par value, 8% cumulative, convertible into one share of common stock; 10,000,000 shares authorized; 2,369,312 and 2,374,312 issued and outstanding; accumulated undeclared dividends of $1,107,410 and $874,267 (liquidation preference of $5,923,280)	23,693	23,743
Common stock, $.01 par value, 15,000,000 shares authorized, 6,371,458 and 6,364,423 shares issued and outstanding	63,715	63,644
Capital surplus	23,362,492	23,363,077
Accumulated deficit	(12,302,201)	(12,781,559)
Accumulated other comprehensive loss	(127,575)	(137,616)

Total shareholders’ equity	11,020,123	10,531,289

Total liabilities and shareholders’ equity	$147,513,505	$108,771,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$1,833,847	$1,398,361	$3,352,769	$2,842,447
Interest-bearing deposits	679	145	1,064	317
Investment securities	245,776	269,303	483,303	551,929
Other investments	9,695	3,981	20,120	7,637
Federal funds sold	101,458	3,722	127,548	23,100

Total interest income	2,191,455	1,675,512	3,984,804	3,425,430

Interest expense:
Deposits	747,213	471,884	1,220,333	992,519
Other borrowings	121,943	70,503	288,865	137,270

Total interest expense	869,156	542,387	1,509,198	1,129,789

Net interest income	1,322,299	1,133,125	2,475,606	2,295,641
Provision for loan losses	38,000	200,000	65,000	231,000

Net interest income after provision for loan losses	1,284,299	933,125	2,410,606	2,064,641

Other income:
Deposit fees	27,140	28,005	55,886	48,514
Miscellaneous fees	22,896	6,606	27,932	12,161

Total other income	50,036	34,611	83,818	60,675

Other expense:
Salaries and other compensation	471,886	404,071	895,810	854,666
Employee benefits	99,618	73,432	185,558	152,669
Net occupancy and equipment expense	185,814	187,837	365,005	400,866
Professional and other outside services	176,480	93,631	302,963	193,018
Other expense	134,723	112,481	263,694	241,896

Total other expenses	1,068,521	871,452	2,013,030	1,843,115

Net earnings	265,814	96,284	481,394	282,201
Preferred stock dividends paid during the quarter upon conversion of shares of preferred stock	—	—	(2,036)	—
Preferred stock dividends	(118,141)	(119,512)	(234,984)	(239,024)

Net earnings (loss) attributable to common stockholders	$147,673	$(23,228)	$244,374	$43,177

Basic earnings (loss) per common share	$.02	$(.01)	$.04	$.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the six months ended
	June 30,
	2005	2004
Net earnings	$481,394	$282,201
Other comprehensive income:
Unrealized (losses) gains on securities available for sale:
Holding gains (losses) arising during the period, net of taxes of $6,144 and $(206,122), respectively	10,041	(336,876)

Comprehensive income (loss)	$491,435	$(54,675)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$481,394	$282,201
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization (accretion) of securities available for sale	4,448	(1,047)
Depreciation expense	87,971	120,614
Provision for loan losses	65,000	231,000
Change in deferred loan fees and costs	41,075	16,821
Change in other assets	7,299	207,828
Change in accrued interest receivable	(104,060)	(35,055)
Change in accrued interest payable	89,011	(11,940)
Change in other liabilities	(15,541)	(114,406)

Net cash provided by operating activities	656,597	696,016

Cash flows from investing activities:
Maturities of securities available for sale	1,000,000	7,499,774
Purchase of securities available for sale	(1,038,595)	(9,574,388)
Proceeds from sale of securities available for sale	—	1,000,000
Proceeds from sale of other securities	5,800	—
Loans originated, net of principal repayments	(10,503,847)	(8,000,560)
Proceeds from sale of other real estate owned	—	501,304
Purchases of premises and equipment	(66,850)	(61,195)

Net cash used by investing activities	(10,603,492)	(8,635,065)

Cash flows from financing activities:
Net increase in deposits	49,679,426	(7,653,028)
Proceeds from other borrowings	—	5,681,000
Repayments on other borrowings	(11,500,000)	(372,444)
Net proceeds from the sale of common stock	—	3,671,339
Stock offering costs	(2,600)	—

Net cash provided by financing activities	38,176,826	1,326,867

Net increase (decrease) in cash and cash equivalents	28,229,931	(6,612,182)
Cash and cash equivalents:
Beginning of period	1,924,266	8,227,848

End of period	$30,154,197	$1,615,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.
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
Use of Estimates
     Management of the Company has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates .

Stock Compensation Plans
     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in the quarters ended June 30, 2005 and June 30, 2004 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net earnings and basic earnings per common share.

		For the six months ended June 30,
		2005	2004
Net earnings attributable to common stockholders	As reported	$244,374	$43,177
	Effect of stock options grants	(6,115)	(23,041)

	Pro forma	$238,259	$20,136

Basic earnings per share	As reported	$.04	$.01
	Pro forma	$.04	$.01

NOTE 2 — EARNINGS PER COMMON SHARE
     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	For the three months ended
	June 30,
	2005	2004
Basic earnings per common share:
Weighted average common shares outstanding	6,371,458	4,240,016

Net earnings	$265,814	$96,284
Preferred stock dividend	(118,141)	(119,512)
Net earnings attributable to common stockholders	$147,673	$(23,228)

Basic earnings per common share	$.02	$(.01)

All potentially diluted common shares would have an anti-dilutive effect, therefore, diluted earnings per share is the same as basic earnings per common share for the three months ending June 30, 2005 and 2004.
     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	For the six months ended
	June 30,
	2005	2004
Basic earnings per common share:
Weighted average common shares outstanding	6,368,737	3,190,407

Net earnings	$481,394	$282,201
Preferred stock dividend paid upon conversion of shares of preferred stock	(2,036)	—
Preferred stock dividend	(234,984)	(239,024)

Net earnings attributable to common stockholders	$244,374	$43,177

Basic earnings per common share	$.04	$.01

All potentially diluted common shares would have an anti-dilutive effect, therefore, diluted earnings per share is the same as basic earnings per common share for the six months ending June 30, 2005 and 2004.
NOTE 3 — ISSUANCE OF COMMON STOCK
     The Company is obligated to pay cumulative dividends at a rate of 8% on the outstanding shares of Series A cumulative convertible preferred stock. The dividends on each share accrue from the date of purchase, whether or not declared. At the Company’s option, the Company may pay these dividends in cash or in additional shares of its common stock. The most recent common stock dividend was paid on March 25, 2003 to Series A preferred stock shareholders of record on February 28, 2003. The dividend, which was based on the closing price of the Company’s common stock on the record date, resulted in the issuance of 332,416 shares of common stock. The Company’s board of directors has not declared a dividend accrued on its Series A preferred stock from March 1, 2003 to date. At June 30, 2005, the cumulative undeclared dividend on the Company’s Series A preferred stock totaled $1,107,410.

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

Financial Condition
     Total consolidated assets increased by $38,741,730 or 35.6% to $147,513,505 during the six-month period ended June 30, 2005. The increase in assets was primarily related to an increase in cash and cash equivalents and net loans of approximately $28.2 and $10.0 million, respectively. The significant increase in cash and cash equivalents resulted primarily from our successful deposit marketing programs discussed below. The increase in net loans was primarily attributable to a $13.4 million increase in individual real estate loans partially offset by decreases in commercial, commercial real estate and consumer installment loans of $2.0, $1.2 and $0.30 million, respectively. The loan portfolio mix reflects management’s continued efforts to diversify the loan portfolio by decreasing its reliance on commercial and commercial real estate loans.
     Total consolidated liabilities increased by $38,252,896 to $136,493,382 during the six-month period ended June 30, 2005. The increase in liabilities is primarily related to a $49.7 million increase in deposits partially offset by an $11.5 million decrease in other borrowings during the six-month period ended June 30, 2005. We launched a successful campaign in mid-January focusing on increasing our money market balances in order to fund new loan growth and to repay other borrowings. During the first six months, we funded loan growth of $10.0 million and repaid $11.5 million in other borrowings. Our money market promotion expired on April 25, 2005 and was simultaneously replaced by a new promotion focusing on generating demand deposits. We will use new deposits generated by the demand deposit promotion to fund loan growth and to repay other borrowings during the second half of the year.
Results of Operations – Six months ended June 30, 2005 compared to the six months ended June 30, 2004:
     Net earnings for the six months ended June 30, 2005 was $481,394, or $244,374 after taking into account $234,984 in dividends on preferred stock arising during the quarter and $2,036 in dividends on preferred stock paid in connection with a preferred stock conversion during the period, compared with net earnings of $282,201, or $43,177 after taking into account $239,024 in dividends on preferred stock arising during the quarter, for the six months ended June 30, 2004. Net interest income, before provision for loan losses, for the six-month period ending June 30, 2005 totaled $2,475,606, compared to net interest income, before provision for loan losses, of $2,295,641 for the six-month period ending June 30, 2004.
     Other income earned for the six months ended June 30, 2005 and 2004 was $83,818 and $60,675, respectively. Included in other income for the six months ended June 30, 2005 were deposit fees and miscellaneous income totaling $55,886 and $27,932, respectively. Included in other income for the six months ended June 30, 2004 were deposit fees and miscellaneous income totaling $48,514 and $12,161, respectively.
     Operating expenses for the six-month period ending June 30, 2005 and 2004 totaled $2,013,030 and $1,843,115, respectively. Operating expenses for the six-month period ending June 30, 2005 increased by $169,915 or 9.2% over the prior year six-month period. Salaries and other compensation increased by $41,144 or 4.8% over the prior period primarily as a result of increases in incentive compensation paid to loan officers for loan and loan fee generation and to branch personnel in connection with new account generation and product cross selling. Employee benefits increased by $32,889 or 21.5% over the prior period primarily related to expense associated with increased contributions by the Company to its 401(k) retirement plan and increased group medical costs. Net occupancy and equipment expense declined by $35,861 or 9.0% primarily as a result of reduction in leased space. Professional fees and other outside services increased by $109,945 or 57.0% primarily as a result of increased expenditures connected to the company’s marketing related activities totaling approximately $64,000 and increases in professional fees related to external audit, loan credit review and compliance totaling approximately $43,000. Marketing initiatives included successful money market and checking campaigns, development of a new product brochure, design of a new company logo and enhancements to our website. Other expense increased by $21,798 or 9.0% primarily as a result of increases in real estate owned expenses.

Results of Operations – Three months ended June 30, 2005 compared to the three months ended June 30, 2004:
     Net earnings for the three months ended June 30, 2005 was $265,814, or $147,673 after taking into account $118,141 in dividends on preferred stock arising during the quarter compared with net earnings of $96,284, or a net loss of $23,228 after taking into account $119,512 in dividends on preferred stock arising during the quarter, for the three months ended June 30, 2004. Net interest income, before provision for loan losses, for the three-month period ending June 30, 2005 totaled $1,322,299, compared to net interest income, before provision for loan losses, of $1,133,125 for the three-month period ending June 30, 2004.
     Other income earned for the three months ended June 30, 2005 and 2004 was $50,036 and $34,611, respectively. Included in other income for the three months ended June 30, 2005 were deposit fees and miscellaneous income totaling $27,140 and $22,896, respectively. Included in other income for the three months ended June 30, 2004 were deposit fees and miscellaneous income totaling $28,005 and $6,606, respectively.
     Operating expenses for the three-month period ending June 30, 2005 and 2004 totaled $1,068,521 and $871,452, respectively. Operating expenses for the three-month period ending June 30, 2005 increased by $197,069 or 22.6% over the prior year three-month period. Salaries and other compensation increased $67,815 or 16.8%, primarily as a result of increased incentive compensation as discussed above. Employee benefits increased $26,186 or 35.7% primarily as a result of increased contributions by the Company to its 401(k) retirement plan and increased group medical costs. Net occupancy and equipment expense declined by $2,023 or 1.1%. Professional and outside services increased by $82,849 or 88.5%, primarily related to increased marketing expenses incurred during the quarter as discussed above totaling approximately $40,000 and increases in professional fees as discussed above totaling approximately $30,000. Other expense increased $22,242 or 19.8% primarily related to an increase in real estate owned expenses.
     The Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies. Section 404 of this Act deals with management’s report on internal controls, and will require much in the way of resources to plan, implement and document internal controls. Some of the resources will be in the form of management effort devoted to complying with the new rules, but a significant cost will likely be in increased accounting and consulting fees. On March 2, 2005, the SEC formally extended the Section 404 compliance dates for non-accelerated filers. According to the SEC, non-accelerated filers must comply with the requirements of Section 404 of the Act for the first fiscal year ending on or after July 15, 2006. In preparation for this compliance date, management anticipates that the Company will devote significantly more time and resources over the next 12 to 18 months with respect to Section 404 compliance measures. Accordingly, management expects that the Company will incur significant Section 404 compliance costs during this 12 to 18 month period.
Allowance for Loan Losses
     We have established an allowance for loan losses through a provision for loan losses charged to expense. The allowance represents an amount that we believe will be adequate to absorb losses on existing loans that may become uncollectible. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans, including consideration of such factors as the balance of impaired, non-performing and potential problem loans, changes in the nature and volume of the loan portfolio, delinquency levels, loss experience, current economic conditions and other factors that may affect the borrower’s ability to pay, and overall portfolio quality. Management reviews the level of the allowance on a monthly basis, at a minimum, and establishes the allowance for loan losses based on the foregoing factors. We adjust the amount of the allowance periodically based on changing circumstances. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.

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
     A loan is determined to be non-performing when we conclude it is doubtful that we will be able to collect all interest due from the borrower. Once this determination is made, we place the loan on nonaccrual status. This conclusion may be based on the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest, which has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. Since interest income is not recorded for nonaccrual loans, all loans placed on nonaccrual are reported as “non-performing” loans.
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
     Loans included in the Classified Asset Summary report are further classified into one of four categories, including (1) Special Mention, (2) Substandard, (3) Doubtful and (4) Loss. Each classification requires a different provision percentage with the Loss classification requiring a 100% allowance. In order to determine the appropriate level of allowance for loan losses for specific loans included in our Classified Asset Summary, we may use either our historical loss experience or the historical loss experience of institutions with similar loans. However, if a classified loan is deemed impaired and the impaired loan amount exceeds the appropriately determined fair value, the allowance for loan losses is increased by the amount of the shortfall using a valuation allowance. The valuation allowance is a component of the total allowance for loan losses. Specific reserves may also be set aside for certain loans where repayment is not probable and there is a deficiency in the underlying collateral. In general, the aggregate allowance for loan losses is calculated by first adding together the allocated allowance for loan losses associated with performing loans and the allocated allowance for loan losses identified in the Classified Asset Summary report to arrive at an initial total. Management then considers the amount of the allowance so derived in light of general risk factors, which are relevant to the determination of an appropriate overall allowance, but are not associated with any specific loans. These factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. Management then determines, in light of its assessment of these factors, any additional, unallocated amounts, which should be added to the sum of the allocated allowances to arrive at the total allowance for loan losses. Regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and they may require us to record additions to the allowance based on their review of information available to them at the time of their examinations. Additionally, management utilizes an independent external loan review firm as an added control to evaluate the reasonableness of the loan ratings and the controls over the loan rating process.
     For the six months ended June 30, 2005, there were eleven loans totaling $2,796,431 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $238,119 of the $812,159 allowance for loan losses. The remaining $574,040 provision for loan losses is associated with loans evaluated in groups. During the six month period ended June 30, 2005, we have reduced our classified assets from $4,148,551 to $2,769,431 resulting in a decrease of $1,379,120. While a portion of the decrease in classified loans resulted from charge-offs, one non-accrual loan totaling $913,335 was repaid. Of the current $2,796,431 in classified loans, $2,222,881 continues to accrue interest while only $573,550 is non-performing.
     At June 30, 2005, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$1,157,447	5	$207,932	$743,844	1	14,877	$413,603	4	$193,055	$413,603	4	$193,055

Real Estate – Commercial	1,119,390	2	12,134	1,119,390	2	12,134	—	—	—	—	—	—

Real Estate – Individual	519,594	4	18,053	359,647	1	360	159,947	3	17,693	159,947	3	17,693

Installment – Individual	—	—	—	—	—	—	—	—	—	—	—	—

Totals	$2,796,431	11	$238,119	$2,222,881	4	$27,371	$573,550	7	$210,748	$573,550	7	$210,748
     For the six months ended June 30, 2005, there is only one residential loan delinquent over 30 days totaling approximately $15,000 and one commercial real estate loan delinquent over 60 days totaling approximately $668,000. We expect this loan to repay in the third quarter. Delinquent loans comprise only 0.71% of our loan portfolio at quarter end. There were no loans past due 90 days or more.
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
     For the six months ended June 30, 2005, our allowance for loan losses amounted to $812,159, or 0.84% of total loans. The decrease in our allowance for loan losses of $201,213 resulted from a $65,000 provision for loan losses and no recoveries, offset by five net loans charged off of $266,213. At December 31, 2004 our allowance for loan losses amounted to $1,013,372 or 1.17% of total loans. We strengthened our provision for loan losses during the year ended December 31, 2004 by $1,156,000. The decrease in our allowance for loan losses during the year ended December 31, 2004 of $191,382 resulted from a $1,156,000 provision for loan losses and no recoveries, offset by seventeen net loans charged off of $1,347,382.
Allowance for Loan Losses
The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Six	For the
	Months Ended	Year Ended
	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Average loans outstanding	$92,074	$84,801

Loans outstanding at period end	$96,453	$86,670

Total nonperforming loans	$525	$2,048

Beginning balance of allowance	$1,013	$1,205
Loans charged off:
Commercial	(156)	(983)
Real estate — commercial	(15)	(209)
Real estate — individual	0	(91)
Installment loans to individuals	(95)	(65)

Total charge-offs	(266)	(1,348)
Recoveries of previous charge-offs:
Installment loans to individuals	0	0

Total recoveries	0	0
Net loans charged-off	(266)	(1,348)
Provision for loan losses	65	1,156

Balance at period end	$812	$1,013

Net charge-offs to average loans	0.29%	1.59%
Allowance as percent of total loans	0.84%	1.17%
Nonperforming loans as a percentage of total loans	0.54%	2.36%
Allowance as a percent of nonperforming loans	154.68%	49.47%

At June 30, 2005 and December 31, 2004, the allowance was allocated as follows:

		Percentage of		Percentage of
	Six Months	loans in	Year ended	loans in
	Ended	each category	December 31,	each category
	June 30, 2005	to total loans	2004	to total loans
Commercial	$485,932	11.28%	$696,639	14.87%
Real estate — individual	109,053	58.39%	127,998	49.54%
Real estate — commercial	155,134	22.19%	118,475	26.15%
Installment loans to individuals	62,040	8.14%	70,260	9.44%

Total	$812,159	100.00%	$1,013,372	100.00%

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
Average Balances, Income and Expense, and Rates
     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2005:

		Interest
	Average	Income/	Yield/
Interest-Earning Assets/ Bearing Liabilities	Balance	Cost	Cost
Federal funds sold	$8,916,783	$127,548	2.86%
Interest-bearing deposits	102,858	1,064	2.07%
Investment securities	18,458,068	503,423	5.45%
Loans	92,074,443	3,352,769	7.28%

Total	$119,552,152	$3,984,804	6.67%

Deposits	$86,653,611	$1,220,333	2.82%
Other borrowings	18,562,989	288,865	3.11%

Total	$105,216,600	$1,509,198	2.87%

Net interest income/spread		$2,475,606	3.80%

Net interest margin			4.14%

     The net interest margin for the first six months of 2005 increased to 4.14% as compared to 4.12% for the first six months of 2004. Net interest margin declined slightly to 4.14% during the first six months 2005 compared to 4.19% for the full year in 2004.
Deposits
     The following table sets forth our deposits by category for the periods presented.

	Deposit Composition
	June 30,		December 31,
	2005		2004
		Percent		Percent
		of		of
	Amount	Deposits	Amount	Deposits
	(Dollar in thousands)
Demand deposits	$5,954	4.91%	$7,203	10.08%
Escrow deposits	2	0%	1	0%
Total non-interesting-bearing.	5,956	4.91%	7,204	10.08%
Now accounts	4,861	4.01%	2,716	3.80%
MMDA	59,625	49.20%	23,309	32.61%
Savings	5,448	4.50%	276	0.39%
Certificates of deposits of $100K or more	6,493	5.36%	8,111	11.34%
Brokered deposits of $100K or more	20,307	16.78%	14,370	20.10%
Total certificates of deposit of $100K or more	26,800	22.14%	22,481	31.44%
Certificate of deposits less than $100K	17,289	14.26%	14,021	19.61%
Brokered deposits less than $100K	1,188	0.98%	1,481	2.07%
Total certificates of deposit less than $100K	18,477	15.24%	15,502	21.68%

Total	$121,167	100.00%	$71,488	100.00%

Total brokered deposits	$21,495		$15,851
Liquidity and Sources of Capital
     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The June 30, 2005 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $30.2 million, or 20.4% of total assets. Our ability to maintain and expand our deposit base and borrowing capabilities are other sources of liquidity. For the six-month period ended June 30, 2005, total deposits increased from $71.5 million to $121.2 million, representing an increase of 69.5%. As discussed above under “Financial Condition,” we used the deposits generated during the quarter to fund loan growth and to repay other borrowings. We will continue to increase deposits as required to fund new loan growth, to purchase loans in the secondary markets and for investment purchases. Additionally, we may enter into security repurchase agreements that enable us to borrow funds at favorable rates using certain investments held in our investment portfolio. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations. At June 30, 2005, we have unused borrowing capacity of $1.5 million at the Federal Home Loan Bank, $3.0 million in overnight borrowing capacity at our correspondent bank and the capacity to borrow $10.0 million using our unpledged securities for investment repurchase transactions.
     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank’s primary regulator.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement
Capital ratios at June 30, 2005
Tier 1 capital	11.92%	4.0%
Tier 2 capital	0.91%

Total risk-based capital ratio	12.83%	8.0%

Leverage ratio	7.23%	4.0%
     The Office of Thrift Supervision has established a 4.0% minimum leverage ratio requirement for all banks except those with the highest regulatory rating. The leverage ratio is computed by dividing Tier 1 capital into average assets.
     The Office of Thrift Supervision may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. As of the quarter just ended, the bank was well capitalized with a total risk-based capital ratio of 12.83% at June 30, 2005.
     We believe that, as of June 30, 2005, we meet all capital requirements to which we are subject.
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

     The table below shows the interest rate sensitivity of our assets and liabilities as of June 30, 2005:

		After three
	Within	but within	After one	After
	three	twelve	but within	five
	months	months	five years	years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits	$196	$—	$—	$—	$196
Loans	66,760	2,599	9,030	18,219	96,608
Investment securities	959	—	997	16,852	18,808
Federal funds sold	29,586	—	—	—	29,586

Total earning assets	97,501	2,599	10,027	35,071	145,198

Interest-bearing liabilities:
Money market and NOW	64,470	—	—	—	64,470
Savings deposits	5,448	—	—	—	5,448
Time deposits	4,603	32,007	8,668	—	45,278
Other liabilities	—	11,000	—	4,000	15,000

Total interest-bearing liabilities	74,521	43,007	8,668	4,000	130,196

Interest-sensitivity gap	$22,980	$(40,408)	$1,359	$31,071	$15,002

Cumulative interest-sensitivity gap	$22,980	$(17,428)	$(16,069)	$15,002

Ratio of interest-sensitivity gap to total earning assets	15.83%	(27.83%)	0.94%	21.40%	10.33%

Ratio of cumulative interest-sensitivity gap to total earning assets	15.83%	(12.00%)	(11.07%)	10.33%
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
Loan Portfolio
     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $92,074,443 for the six-month period ended June 30, 2005. Total gross loans outstanding at June 30, 2005 were $96,608,248.

     The following table summarizes the composition of the loan portfolio at June 30, 2005:

		Percent
	Amount	of total
Commercial	$10,895,361	11.28%
Real estate — individual	56,406,059	58.39%
Real estate — commercial	21,440,468	22.19%
Installment loans to individuals	7,866,360	8.14%

Gross loans	96,608,248	100.00%

Less: Net deferred loan fees	(155,433)
Allowance for loan loss	(812,159)

Total net loans	$95,640,656

     The principal components of our loan portfolio at June 30, 2005 were mortgage loans and commercial loans, which represented approximately 92% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
          Our annual meeting of the shareholders was held on May 16, 2005, for the following purposes:
1.	to elect two Class I directors to serve for three-year terms; and

2.	to approve an amendment to the Company’s Stock Incentive Plan, increasing the number of shares of common stock available under such plan to 650,000.
     Only common stock shareholders of record at the close of business on April 8, 2005, were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management’s solicitations. Proxies and ballots were received from the holders of 5,544,428 shares of our common stock, representing 87.01% of the shares of common stock entitled to vote. The results were as follows:
     The two individuals nominated to serve as Class I directors were elected with the number of votes for, against, and withheld as indicated below:

CLASS I	FOR	AGAINST	WITHHELD
Terry L. Ferrero	5,527,368	-0-	17,060
Walter Drakeford	5,527,868	-0-	16,560
     In addition, the terms of the following directors continued after that meeting: Richard D. Jackson, James L. Box, Gary M. Bremer, Don B. Stout, Gregory J. Corona and Kevin W. Link.
     The amendment to the Stock Incentive Plan was approved as indicated by the number of votes for, against, and abstain as indicated below:

FOR	AGAINST	ABSTAIN
3,485,942	56,340	6,920
Item 5. Other Information.
     None.

Item 6. Exhibits.
     Exhibits.
10.1	Standstill Agreement by and among the Company and Edward L. Terry and Gary R. Rhineheart and certain of their related interests (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on May 17, 2005, File No. 000-24023).

10.2	*Amendment to the Company’s Stock Incentive Plan effective as of May 16, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 31, 2005, File No. 000-24023).

10.3	*Summary Description of the 2005 Executive Cash Bonus Plan (Incorporated by reference to the information contained in Item 1.01 under the heading “Approval of 2005 Executive Cash Bonus Opportunities” of the Company’s Form 8-K filed on July 1, 2005, File No. 000-24023).

10.4	*Summary Description of Director Compensation Arrangements (Incorporated by reference to the information contained in Item 1.01 under the heading “Approval of Change in Director’s Compensation Arrangement” of the Company’s Form 8-K filed on July 1, 2005, File No. 000-24023).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensation plan or arrangement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebank Financial Services, Inc.

Date: August 9, 2005	By:	/s/ James L. Box

James L. Box
President and Chief Executive Officer

	By:	/s/ Wayne W. Byers

Wayne W. Byers
Chief Financial Officer