Form 10QSB
period 2005-09-30
EBANK FINANCIAL SERVICES INC
filed 2005-11-10
CIK 1050725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
     6,381,479 shares of common stock, par value $.01 per share, were issued and outstanding as of November 7, 2005.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$997,910	$327,054
Interest-bearing deposits in banks	249,123	58,212
Federal funds sold	23,454,000	1,539,000

Cash and cash equivalents	24,701,033	1,924,266

Securities available for sale	21,301,384	17,798,362
Other securities	958,900	964,700
Loans, net of allowance for loan losses of $765,470 and $1,013,372, respectively	98,401,431	85,657,038
Premises and equipment, net	398,225	411,708
Accrued interest receivable and other assets	2,596,949	2,015,701

Total assets	$148,357,922	$108,771,775

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$121,920,800	$71,487,957
Other borrowings	15,000,000	26,500,000
Accrued interest payable and other liabilities	312,865	252,529

Total liabilities	137,233,665	98,240,486

Shareholders’ equity:
Series A preferred stock, $.01 par value, 8% cumulative, convertible into one share of common stock; 10,000,000 shares authorized; 2,361,312 and 2,374,312 issued and outstanding; accumulated undeclared dividends of $1,222,707 and $874,267 (liquidation preference of $5,903,280)	23,613	23,743
Common stock, $.01 par value, 15,000,000 shares authorized, 6,381,479 and 6,364,423 shares issued and outstanding	63,815	63,644
Capital surplus	23,366,614	23,363,077
Accumulated deficit	(12,179,146)	(12,781,559)
Accumulated other comprehensive loss	(150,639)	(137,616)

Total shareholders’ equity	11,124,257	10,531,289

Total liabilities and shareholders’ equity	$148,357,922	$108,771,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Loans, including fees	$1,801,375	$1,335,160	$5,154,145	$4,177,607
Interest-bearing deposits	1,989	253	3,053	570
Investment securities	281,132	316,440	784,555	868,369
Other investments	7,855	3,938	27,975	11,575
Federal funds sold	196,538	3,110	303,965	26,209

Total interest income	2,288,889	1,658,901	6,273,693	5,084,330

Interest expense:
Deposits	911,217	452,552	2,131,550	1,445,070
Other borrowings	119,662	92,973	408,527	230,244

Total interest expense	1,030,879	545,525	2,540,077	1,675,314

Net interest income	1,258,010	1,113,376	3,733,616	3,409,016
Provision for loan losses	155,000	298,000	220,000	529,000

Net interest income after provision for loan losses	1,103,010	815,376	3,513,616	2,880,016

Other income:
Deposit fees	28,229	29,835	84,115	78,349
Gain on sale of investments	—	50,018	—	50,018
Miscellaneous fees	6,802	4,126	34,734	16,288

Total other income	35,031	83,979	118,849	144,655

Other expense:
Salaries and other compensation	435,552	396,963	1,331,362	1,251,630
Employee benefits	99,036	75,124	284,594	227,793
Net occupancy and equipment expense	194,717	187,640	559,723	588,506
Professional and other outside services	134,128	105,850	437,091	298,867
Other expense	147,410	114,934	411,103	356,830

Total other expenses	1,010,843	880,511	3,023,873	2,723,626

Net earnings	127,198	18,844	608,592	301,045
Preferred stock dividends paid during the quarter upon conversion of shares of preferred stock	(4,142)	—	(6,178)	—
Preferred stock dividends	(119,036)	(120,825)	(354,020)	(359,849)

Net earnings (loss) attributable to common stockholders	$4,020	$(101,981)	$248,394	$(58,804)

Basic earnings (loss) per common share	$.00	$(.02)	$.04	$.01
The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the nine months ended
	September 30,
	2005	2004
Net earnings	$608,592	$301,045
Other comprehensive income:
Unrealized (losses) gains on securities available for sale:
Holding gains (losses) arising during the period, net of taxes of $(7,968) and $67,636, respectively.	(13,023)	110,251

Reclassification adjustment for gain included in net earnings, net of taxes of $0 and $18,987.	—	(31,031)

Comprehensive income	$595,569	$380,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$608,592	$301,045
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net amortization (accretion) of securities available for sale	7,080	147
Depreciation expense	130,182	167,132
Provision for loan losses	220,000	529,000
Gain on sale of investments	—	(50,018)
Change in deferred loan fees and costs	35,938	4,433
Change in other assets	(48,775)	117,076
Change in accrued interest receivable	(108,193)	(28,219)
Change in accrued interest payable	94,202	(16,976)
Change in other liabilities	(33,865)	(77,529)

Net cash provided by operating activities	905,161	946,091

Cash flows from investing activities:
Maturities of securities available for sale	1,000,000	7,499,774
Purchase of securities available for sale	(4,531,095)	(12,145,469)
Proceeds from sale of securities available for sale	—	3,105,400
Proceeds from sale of other securities	5,800	—
Loans originated, net of principal repayments	(13,416,642)	(7,482,321)
Proceeds from sale of other real estate owned	—	501,304
Purchases of premises and equipment	(116,700)	(67,381)

Net cash used by investing activities	(17,058,637)	(8,588,693)

Cash flows from financing activities:
Net change in deposits	50,432,843	(10,227,914)
Proceeds from other borrowings	—	8,000,000
Repayments on other borrowings	(11,500,000)	(372,444)
Net proceeds from the sale of common stock	—	3,661,660
Stock offering costs	(2,600)	—

Net cash provided by financing activities	38,930,243	1,061,302

Net increase (decrease) in cash and cash equivalents	22,776,767	(6,581,300)
Cash and cash equivalents:
Beginning of period	1,924,266	8,227,848

End of period	$24,701,033	$1,646,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.
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

Stock Compensation Plans
     Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in the quarters ended September 30, 2005 and September 30, 2004 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net earnings and basic earnings per common share.

	For the nine months ended
	September 30,
	2005	2004

Net earnings (loss) attributable to common stockholders
As reported	$248,394	$(58,804)
Effect of stock options grants	(110,270)	(92,162)

Pro forma	$138,124	$(150,966)

Basic earnings per share
As reported	$.04	$(.01)
Pro forma	$.02	$(.04)

NOTE 2 — EARNINGS PER COMMON SHARE
     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	For the three months ended
	September 30,
	2005	2004
Basic earnings per common share:
Weighted average common shares outstanding	6,371,567	5,778,427

Net earnings	$127,198	$18,844
Preferred stock dividend paid upon conversion of shares of preferred stock	(4,142)	—
Preferred stock dividend	(119,036)	(120,825)

Net earnings attributable to common stockholders	$4,020	$(101,981)

Basic earnings per common share	$.00	$(.02)

All potentially diluted common shares would have an anti-dilutive effect, therefore, diluted earnings per share is the same as basic earnings per common share for the three months ending September 30, 2005 and 2004.
     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	For the nine months ended
	September 30,
	2005	2004
Basic earnings per common share:
Weighted average common shares outstanding	6,369,691	4,059,378

Net earnings	$608,592	$301,045
Preferred stock dividend paid upon conversion of shares of preferred stock	(6,178)	—
Preferred stock dividend	(354,020)	(359,849)

Net earnings attributable to common stockholders	$248,394	$(58,804)

Basic earnings per common share	$.04	$.01

All potentially diluted common shares would have an anti-dilutive effect, therefore, diluted earnings per share is the same as basic earnings per common share for the nine months ending September 30, 2005 and 2004.
NOTE 3 — ISSUANCE OF COMMON STOCK
     The Company is obligated to pay cumulative dividends at a rate of 8% on the outstanding shares of Series A cumulative convertible preferred stock. The dividends on each share accrue from the date of purchase, whether or not declared. At the Company’s option, the Company may pay these dividends in cash or in additional shares of its common stock. The most recent common stock dividend was paid on March 25, 2003 to Series A preferred stock shareholders of record on February 28, 2003. The dividend, which was based on the closing price of the Company’s common stock on the record date, resulted in the issuance of 332,416 shares of common stock. The Company’s board of directors has not declared a dividend accrued on its Series A preferred stock from March 1, 2003 to date. At September 30, 2005, the cumulative undeclared dividend on the Company’s Series A preferred stock totaled $1,222,707.

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

Financial Condition
     Total consolidated assets increased by $39,586,147 or 36.3% to $148,357,922 during the nine-month period ended September 30, 2005. The increase in assets was primarily related to an increase in cash and cash equivalents and net loans of approximately $22.8 and $12.7 million, respectively. The significant increase in cash and cash equivalents resulted primarily from our successful deposit marketing programs discussed below. The increase in net loans was primarily attributable to a $18.5 million increase in individual real estate loans partially offset by decreases in commercial, commercial real estate and consumer installment loans of $3.2, $2.0 and $0.60 million, respectively. The loan portfolio mix reflects management’s continued efforts to diversify the loan portfolio by decreasing its reliance on commercial and commercial real estate loans.
     Total consolidated liabilities increased by $38,993,179 to $137,233,665 during the nine-month period ended September 30, 2005. The increase in liabilities is primarily related to a $50.4 million increase in deposits partially offset by an $11.5 million decrease in other borrowings during the nine-month period ended September 30, 2005. We launched a successful campaign in mid-January focusing on increasing our money market balances in order to fund new loan growth and to repay other borrowings. During the first nine months, we funded loan growth of $12.7 million and repaid $11.5 million in other borrowings. Our money market promotion expired on April 25, 2005 and was simultaneously replaced by a new promotion focusing on generating demand deposits. We will use new deposits generated by the demand deposit promotion to fund loan growth and to repay other borrowings during the last quarter of the year.
Results of Operations – Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:
     Net earnings for the nine months ended September 30, 2005 was $608,592, or $248,394 after taking into account $354,020 in dividends on preferred stock arising during the period and $6,178 in dividends on preferred stock paid in connection with preferred stock conversions during the period, compared with net earnings of $301,045, or a net loss of $58,804 after taking into account $359,849 in dividends on preferred stock arising during the period, for the nine months ended September 30, 2004. Net interest income, before provision for loan losses, for the nine-month period ending September 30, 2005 totaled $3,733,616, compared to net interest income, before provision for loan losses, of $3,409,016 for the nine-month period ending September 30, 2004.
     Other income earned for the nine months ended September 30, 2005 and 2004 was $118,849 and $144,655, respectively. Included in other income for the nine months ended September 30, 2005 were deposit fees and miscellaneous income totaling $84,115 and $34,734, respectively. Included in other income for the nine months ended September 30, 2004 were deposit fees and miscellaneous income totaling $78,349 and $16,288, respectively, and a gain on sale of investments of $50,018.
     Operating expenses for the nine-month period ending September 30, 2005 and 2004 totaled $3,023,873 and $2,723,626, respectively. Operating expenses for the nine-month period ending September 30, 2005 increased by $300,247 or 11.0% over the prior year nine-month period. Salaries and other compensation increased by $79,732 or 6.4% over the prior period primarily as a result of increases in incentive compensation paid to loan officers for loan and loan fee generation and to branch personnel in connection with new account generation and product cross selling. Employee benefits increased by $56,801 or 24.9% over the prior period primarily related to expense associated with increased contributions by the Company to its 401(k) retirement plan and increased group medical costs. Net occupancy and equipment expense declined by $28,783 or 4.9% primarily as a result of reduction in leased space. Professional fees and other outside services increased by $138,224 or 46.2% primarily as a result of increased expenditures connected to the company’s marketing related activities totaling approximately $79,000 and increases in professional fees related to external audit, loan credit review and compliance totaling approximately $45,000. Marketing initiatives included successful money market and checking campaigns, development of a new product brochure, design of a new company logo and enhancements to our website. Other expense increased by $54,273 or 15.2% primarily as a result of increases in real estate owned expenses totaling approximately $47,000.
Results of Operations — Three months ended September 30, 2005 compared to the three months ended September 30, 2004:
     Net earnings for the three months ended September 30, 2005 was $127,198, or $4,020 after taking into account preferred stock dividends paid in connection with a preferred stock conversion during the quarter of $4,142 and $119,036 in dividends on preferred stock arising during the quarter compared with net earnings of $18,844, or a net loss of $101,981 after taking into account $120,825 in dividends on preferred stock arising during the quarter, for the three months ended September 30, 2004. Net interest income, before provision for loan losses, for the three-month period ending September 30, 2005 totaled $1,258,010, compared to net interest income, before provision for loan losses, of $1,113,376 for the three-month period ending September 30, 2004.
     Other income earned for the three months ended September 30, 2005 and 2004 was $35,031 and $83,979, respectively. Included in other income for the three months ended September 30, 2005 were deposit fees and miscellaneous income totaling $28,229 and $6,802, respectively. Included in other income for the three months ended September 30, 2004 were deposit fees and miscellaneous income totaling $29,835 and $4,126, respectively, and a gain on sale of investments of $50,018.
     Operating expenses for the three-month period ending September 30, 2005 and 2004 totaled $1,010,843 and $880,511, respectively. Operating expenses for the three-month period ending September 30, 2005 increased by $130,332 or 14.8% over the prior year three-month period. Salaries and other compensation increased $38,589 or 9.7%, primarily as a result of increased incentive compensation as discussed above. Employee benefits increased $23,912 or 31.8% primarily as a result of increased contributions by the Company to its 401(k) retirement plan and increased group medical costs. Net occupancy and equipment expense increased by $7,077 or 3.8%. Professional and outside services increased by $28,278 or 26.7%, primarily related to increased marketing expenses incurred during the quarter as discussed above totaling approximately $19,000 and increases in professional fees as discussed above totaling approximately $4,000. Other expense increased $32,475 or 28.3% primarily related to an increase in real estate owned expenses totaling approximately $28,000.
     The Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies. Section 404 of this Act deals with management’s report on internal controls, and will require much in the way of resources to plan, implement and document internal controls. Some of the resources will be in the form of management effort devoted to complying with the new rules, but a significant cost will likely be in increased accounting and consulting fees. In September of this year, the SEC formally extended the Section 404 compliance dates for non-accelerated filers, such as the Company. According to the SEC, non-accelerated filers must comply with the requirements of Section 404 of the Act for the first fiscal year ending on or after July 15, 2007. This was the SEC’s second extension. The previous extension announced by the SEC in March, 2005 would have required compliance for the first fiscal year ending on or after July 15, 2006. In preparation for the new compliance date, management anticipates that the Company will devote significantly more time and resources over the next 12 to 18 months with respect to Section 404 compliance measures. Accordingly, management expects that the Company will incur significant Section 404 compliance costs during this 12 to 18 month period.

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
     For the nine months ended September 30, 2005, there were twelve loans totaling $3,399,478 included in our Classified Asset Summary. Of this amount, $1,816,795 continues to accrue interest while $1,582,683 is non-performing. These loans were evaluated individually and were allocated $166,890 of the $765,470 allowance for loan losses. The remaining $598,580 provision for loan losses is associated with loans evaluated in groups. During the nine month period ended September 30, 2005, we reduced our classified assets from $4,148,551 to $3,399,478 resulting in a decrease of $749,073.
     At September 30, 2005, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$991,367	4	$132,934	$731,060	1	14,621	$260,307	3	$118,313	$260,307	3	$118,313

Real Estate — Commercial	1,127,137	2	14,348	727,923	1	4,368	399,214	1	9,980	399,214	1	9,980

Real Estate — Individual	1,265,836	5	19,230	357,812	1	358	908,024	4	18,872	908,024	4	18,872

Installment — Individual	15,138	1	378	—	—	—	15,138	1	378	15,138	1	378

Totals	$3,399,478	12	$166,890	$1,816,795	3	$19,347	$1,582,683	9	$147,543	$1,582,683	9	$147,543

     For the nine months ended September 30, 2005, there were seven loans delinquent over 30 days totaling approximately $725,000 and one loan delinquent over 60 days totaling approximately $283,000. Delinquent loans comprise only 1.02% of our loan portfolio at quarter end. There were no loans past due 90 days or more.
     At December 31, 2004, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$2,244,933	6	$313,411	$768,846	1	$26,295	$1,476,087	5	$287,116	$1,476,087	5	$287,116

Real Estate — Commercial	745,813	1	4,475	745,813	1	4,475	—	—	—	—	—	—

Real Estate — Individual	1,115,805	6	50,998	585,631	3	1,478	530,174	3	49,520	530,174	3	49,520

Installment — Individual	42,000	1	1,260	—	—	—	42,000	1	1,260	42,000	1	1,260

Totals	$4,148,551	14	$370,144	$2,100,290	5	$32,248	$2,048,261	9	$337,896	$2,048,261	9	$337,896
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
     For the nine months ended September 30, 2005, our allowance for loan losses amounted to $765,470, or 0.77% of total loans. The decrease in our allowance for loan losses of $247,902 resulted from a $220,000 provision for loan losses and no recoveries, offset by seven net loans charged off of $467,901. At December 31, 2004 our allowance for loan losses amounted to $1,013,372 or 1.17% of total loans. The provision for loan losses totaled $1,156,000 for the year ended December 31, 2004. The decrease in our allowance for loan losses during the year ended December 31, 2004 of $191,382 resulted from a $1,156,000 provision for loan losses and no recoveries, offset by seventeen net loans charged off of $1,347,382.

Allowance for Loan Losses
The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Nine	For the
	Months Ended	Year Ended
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Average loans outstanding	$93,736	$84,801

Loans outstanding at period end	$99,167	$86,670

Total nonperforming loans	$1,583	$2,048

Beginning balance of allowance	$1,013	$1,205
Loans charged off:
Commercial	(304)	(983)
Real estate — commercial	(15)	(209)
Real estate — individual	0	(91)
Installment loans to individuals	(149)	(65)

Total charge-offs	(468)	(1,348)
Recoveries of previous charge-offs:
Installment loans to individuals	0	0

Total recoveries	0	0
Net loans charged-off	(468)	(1,348)
Provision for loan losses	220	1,156

Balance at period end	$765	$1,013

Net charge-offs to average loans	0.50%	1.59%
Allowance as percent of total loans	0.77%	1.17%
Nonperforming loans as a percentage of total loans	1.60%	2.36%
Allowance as a percent of nonperforming loans	48.33%	49.47%
At September 30, 2005 and December 31, 2004, the allowance was allocated as follows:

	Nine Months	Percentage of		Percentage of
	Ended	loans in	Year ended	loans in
	September 30,	each category	December 31,	each category
	2005	to total loans	2004	to total loans
Commercial	$420,934	9.67%	$696,639	14.87%
Real estate — individual	112,230	61.88%	127,998	49.54%
Real estate — commercial	167,348	20.84%	118,475	26.15%
Installment loans to individuals	64,958	7.61%	70,260	9.44%

Total	$765,470	100.00%	$1,013,372	100.00%

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
Average Balances, Income and Expense, and Rates
     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2005:

Interest-		Interest
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost
Federal funds sold	$13,955,366	$303,965	2.90%
Interest-bearing deposits	145,202	3,053	2.80%
Investment securities	19,171,851	812,530	5.65%
Loans	93,735,794	5,154,145	7.33%

Total	$127,008,213	$6,273,693	6.58%

Deposits	$95,193,868	$2,131,550	2.99%
Other borrowings	17,362,275	408,527	3.14%

Total	$112,556,143	$2,540,077	3.01%

Net interest income/spread		$3,733,616	3.57%

Net interest margin			3.92%

     The net interest margin for the first nine months of 2005 decreased 0.23% to 3.92% as compared to 4.15% for the first nine months of 2004. Net interest margin decreased 0.27% to 3.92% during the first nine months 2005 compared to 4.19% for the full year in 2004.

Deposits
     The following table sets forth our deposits by category for the periods presented.

	Deposit Composition
	September 30,		December 31,
	2005		2004
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
		(Dollar in thousands)
Demand deposits	$6,362	5.22%	$7,203	10.08%
Escrow deposits	2	0%	1	0%

Total non-interesting-bearing.	6,364	5.22%	7,204	10.08%
Now accounts	6,565	5.38%	2,716	3.80%
MMDA	57,615	47.26%	23,309	32.61%
Savings	2,009	1.65%	276	0.39%
Certificates of deposits of $100K or more	10,912	8.95%	8,111	11.34%
Brokered deposits of $100K or more	19,520	16.01%	14,370	20.10%

Total certificates of deposit of $100K or more	30,432	24.96%	22,481	31.44%
Certificate of deposits less than $100K	17,748	14.56%	14,021	19.61%
Brokered deposits less than $100K	1,188	.97%	1,481	2.07%

Total certificates of deposit less than $100K	18,936	15.53%	15,502	21.68%
Total	$121,921	100.00%	$71,488	100.00%

Total brokered deposits	$20,708		$15,851
Liquidity and Sources of Capital
     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The September 30, 2005 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $24.7 million, or 16.6% of total assets. Our ability to maintain and expand our deposit base and borrowing capabilities are other sources of liquidity. For the nine-month period ended September 30, 2005, total deposits increased from $71.5 million to $121.9 million, representing an increase of 70.5%. As discussed above under “Financial Condition,” we used the deposits generated during the quarter to fund loan growth and to repay other borrowings. We will continue to increase deposits as required to fund new loan growth, to purchase loans in the secondary markets and for investment purchases. Additionally, we may enter into security repurchase agreements that enable us to borrow funds at favorable rates using certain investments held in our investment portfolio. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations. At September 30, 2005, we have unused borrowing capacity of $1.5 million at the Federal Home Loan Bank, $3.0 million in overnight borrowing capacity at our correspondent bank and the capacity to borrow $10.0 million using our unpledged securities for investment repurchase transactions.

     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank’s primary regulator.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement
Capital ratios at September 30, 2005
Tier 1 capital	11.86%	4.0%
Tier 2 capital	0.84%

Total risk-based capital ratio	12.70%	8.0%

Leverage ratio	7.31%	4.0%
     The Office of Thrift Supervision has established a 4.0% minimum leverage ratio requirement for all banks except those with the highest regulatory rating. The leverage ratio is computed by dividing Tier 1 capital into average assets.
     The Office of Thrift Supervision may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e., nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. As of September 30, 2005, the bank was well capitalized with a total risk-based capital ratio of 12.70%.
     We believe that, as of September 30, 2005, we meet all capital requirements to which we are subject.
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

     The table below shows the interest rate sensitivity of our assets and liabilities as of September 30, 2005:

		After three
	Within	but within	After one	After
	three	twelve	but within	five
	months	months	five years	years	Total
		(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits	$196	$—	$—	$—	$196
Loans	71,870	3,132	6,866	17,449	99,317
Investment securities	1,951	500	481	19,328	22,260
Federal funds sold	23,454	—	—	—	23,454

Total earning assets	97,471	3,632	7,347	36,777	145,227

Interest-bearing liabilities:
Money market and NOW	64,180	—	—	—	64,180
Savings deposits	2,009	—	—	—	2,009
Time deposits	968	23,541	18,371	6,490	49,370
Other liabilities	6,000	5,000	—	4,000	15,000

Total interest-bearing liabilities	73,157	28,541	18,371	10,490	130,559

Interest-sensitivity gap	$24,314	$(24,909)	$(11,024)	$26,287	$14,668

Cumulative interest-sensitivity gap	$24,314	$(595)	$(11,619)	$14,668

Ratio of interest-sensitivity gap to total earning assets	16.74%	(17.15%)	(7.59%)	18.10%	10.10%

Ratio of cumulative interest- sensitivity gap to total earning assets	16.74%	(0.41%)	(8.00%)	10.10%
     As evidenced by the table above, we are cumulatively liability-sensitive at one year. This means that over the next twelve months we have more interest bearing liabilities that may reprice than interest earning assets. However, our gap analysis is not a precise indicator of its interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. Net interest income may be impacted by other significant factors in a given interest rate environment, including changes in the volume and mix of earning assets and interest-bearing liabilities.
Loan Portfolio
     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $93,735,794 for the nine-month period ended September 30, 2005. Total gross loans outstanding at September 30, 2005 were $99,317,198.

     The following table summarizes the composition of the loan portfolio at September 30, 2005:

		Percent
	Amount	of total
Commercial	$9,608,613	9.67%
Real estate — individual	61,456,482	61.88%
Real estate — commercial	20,697,721	20.84%
Installment loans to individuals	7,554,382	7.61%

Gross loans	99,317,198	100.00%

Less: Net deferred loan fees	(150,297)
Allowance for loan loss	(765,470)

Total net loans	$98,401,431

     The principal components of our loan portfolio at September 30, 2005 were mortgage loans and commercial loans, which represented approximately 92% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.
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
OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In September 2005, we issued 8,000 shares of common stock to one holder of our Series A Convertible Preferred Stock, upon conversion, pursuant to the one-for-one conversion ratio of the Series A preferred stock. In addition, we issued 2,021 shares of common stock to such converting holder in payment of accrued but unpaid dividends on such preferred stock through the date of conversion. The issuance of these shares of common stock was made pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
     Exhibits.

10.1	*Amendment to James L. Box Non-qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 1, 2005, File No. 000-24023).

10.2	*Amendment to the 2005 Executive Cash Bonus Plan (Incorporated by reference to the information contained in Item 1.01 of the Company’s Form 8-K filed on September 22, 2005, File No. 000-24023).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensation plan or arrangement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebank Financial Services, Inc.

Date: November 10, 2005	By:	/s/ James L. Box James L. Box
President and Chief Executive Officer

	By:	/s/ Wayne W. Byers Wayne W. Byers
Chief Financial Officer