Form 10KSB
period 2005-12-31
EBANK FINANCIAL SERVICES INC
filed 2006-03-29
CIK 1050725

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Company’s revenues for the fiscal year ended December 31, 2005 were $8,848,084.
The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 22, 2006, was $6,116,157. This calculation is based upon a value of $1.47 per share, which was the average bid and asked price of the common stock on the OTC Bulletin Board on such date and excludes the aggregate market value of the 390,308 shares of voting stock held by all of the officers and directors of the Company and 1,890,032 shares held by an affiliate of the Company.
There were 6,440,991 shares of the Company’s common stock issued and outstanding as of March 16, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be held on May 8, 2006 are incorporated by reference in Part III of this Form 10-KSB.
Transitional Small Business Disclosure Format. (Check one): Yes ☐ No ☑

Part I
Item 1. Description of Business
          This Report, including but not limited to, matters described in Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain certain statements which constitute forward-looking statements within the meaning of the federal securities laws, and are subject to the safe harbor created by those laws. These statements may relate to, among others, our future financial position, business prospects and strategy, projected costs and plans and objectives for future operations, growth and liquidity. Forward-looking statements generally can be identified by the use of words such as “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “consider,” “plan,” “estimate,” “project,” or “continue” or words of similar meaning. These statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from our historical results or from those anticipated or implied as of the date of this Report. Some of the factors that could cause such a variance are:
•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	the evolving nature of the market for Internet banking and financial services generally;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	the adverse effects of any failure to satisfy regulatory capital requirements;

•	changes in monetary and tax policies;

•	reductions in earnings if we experience an increase in delinquencies and defaults of mortgage loans;

•	changes in the securities markets;

•	the potential economic effects of terrorist attacks, such as those that occurred on September 11, 2001, as well as other acts of violence or war, including the ongoing military actions in Iraq and Afghanistan; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.
Our actual consolidated results of operations and the execution of our business strategy could differ materially from those expressed in, or implied by, the forward-looking statements. In addition, past financial and/or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our consolidated results of operations and financial condition.

General
          ebank Financial Services, Inc., formerly known as ebank.com, Inc., a Georgia corporation, is the holding company for ebank, a federal savings bank. We provide banking and other financial services to small business and retail customers through our offices in Atlanta, Georgia and via the Internet. We were incorporated in August 1997 for the purpose of forming and operating ebank, originally known as Commerce Bank. We obtained final FDIC and Office of Thrift Supervision approvals to open ebank for business on August 17, 1998. Initially, we operated ebank in one location in Atlanta, Georgia as a traditional community bank, emphasizing personalized service and the banking needs of individuals and small businesses. From the outset, however, we intended to enhance our delivery of these services through the use of state-of-the-art technology. We also planned to capitalize on the flexibility provided by our thrift charter to pursue strategic opportunities in related areas of commerce. In April 1999, we acquired the Internet domain name ebank.com, and on June 30, 1999, we commenced Internet banking services.
          In January 2000, we launched a comprehensive new business strategy, which included strategic alliances with several third parties and contemplated a rapid expansion of our Internet operations. Like many other companies with significant Internet operations, we expected to grow rapidly, and we incurred a substantial amount of operating and marketing expenses in preparing and positioning ourselves for this growth. To fund our growth plans, we commenced a private offering in the first quarter of 2000. As many other companies also discovered, market conditions turned adverse for raising capital for Internet-based companies, and we were forced to terminate our offering without raising any capital and reevaluate certain business strategies.
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
          From the second quarter of 2001 through January 2002, we closed a total of three private stock offerings, consisting of (i) the private placement of 500,000 units, each consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $3.50 per share; (ii) the private placement of 97,500 units, each consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $4.00 per share; and (iii) the private placement of 10,000 units, each consisting of four shares of 8% cumulative convertible Series A preferred stock and a warrant to purchase two shares of common stock for $4.00 per share. We raised aggregate net proceeds of approximately $5.475 million from these private placements, a portion of which was used to repay the $2.5 million line of credit incurred in July 2000 and the remainder of which was used as additional regulatory and working capital to support the growth and development of the business of ebank.
          Effective January 1, 2003, we changed the name of the holding company from ebank.com, Inc. to ebank Financial Services, Inc. In early 2003, in contemplation of a private capital raising transaction, we entered into an agreement dated as of February 26, 2003 (the “Stock Purchase Agreement”) pursuant to which we agreed, subject to certain conditions, to sell 1,200,000 shares of our common stock for an aggregate consideration of $1,080,000 to Marshall Investments, L.P., a Georgia limited partnership (“New Investor”), and to grant a related option which essentially would have permitted New Investor to maintain ownership of up to 20% of our issued and outstanding common stock through July 1, 2006.
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
          Because only approximately 15% of the outstanding shares of Series A preferred and the outstanding Original Warrants were validly tendered for exchange and not withdrawn in response to the exchange offer, our acceptance of such tenders could not have been expected to significantly reduce the preferred dividend burden on the Company or increase the liquidity of trading in our common stock. Accordingly, our Board of Directors concluded that there was a high probability that the ability of both the Company and the tendering security holders to realize the benefits expected as a result of the exchange offer would be substantially impaired. For this reason, we elected to terminate the exchange offer without accepting any tendered securities, in accordance with the terms of the exchange offer. Since this result caused the failure to occur of the condition that all of the outstanding shares of the 8% Series A cumulative convertible preferred stock be retired and cancelled by June 26, 2003, the New Investor advised us of its election not to close the transactions contemplated by the Stock Purchase Agreement. In December 2003, pursuant to our compensation arrangement with Attkisson, Carter & Company for serving as Dealer Manager and Exchange Agent with respect to the exchange offer, we reset the exercise price for warrants to purchase an aggregate of 126,874 shares of common stock previously issued for services rendered in two other private placements to $1.75 per share of common stock and reset the expiration date to three years from the date of expiration of the exchange offer.
          In 2004, the Company raised net proceeds of $4,232,608 from the sale of its common stock in a public stock offering (3,703,704 shares of common stock sold) and a private placement stock offering (555,554 shares of common stock sold). As of December 31, 2005, we used $3,550,000 of the proceeds as additional regulatory and working capital for ebank. Additionally, we used approximately $272,000 of the proceeds to repay certain debt of the Company outstanding before we commenced the offering. We used the remaining proceeds as additional working capital for the Company.
          At our annual meeting of shareholders held on June 2, 2004, an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000 was approved by our shareholders.
Recent Developments
          On May 16, 2005, the Company entered into a Standstill Agreement with Edward L. Terry and Gary R. Rhineheart and certain of their related interests in conjunction with Messrs. Terry and Rhineheart’s filing of a Change in Control Notice with the Office of Thrift Supervision (“OTS”). Messrs. Terry and Rhineheart, as part of an investor group that includes Davis Terry LP, Evelyn Terry, EMT Properties, Inc. Profit Sharing Plan and Salt River Ranch, LLC, all of whom are affiliated with Mr. Terry, owned at that time approximately 15.37% of the Company’s outstanding common stock.
          Pursuant to the terms of the Standstill Agreement, Messrs. Terry and Rhineheart transferred shares then held by Davis Terry, LP to Mr. Terry individually and agreed to own Company common stock only in their personal names and to limit their collective beneficial ownership of Company common stock to no more than 33% of the Company’s outstanding shares. They have also agreed not to, among other items, (i) participate in any “extra-ordinary” transaction with the Company or its affiliates, (ii) solicit proxies in opposition to the Company’s board or management, or (iii) to become part of a “group” with any other persons with respect to the Company’s stock. The Company has agreed that, at the first annual meeting of shareholders following the occurrence of both (A) the OTS action described below and (B) Messrs. Terry and Rhineheart and their related interests holding at least 25% of the Company’s outstanding voting securities, the Company will use its best efforts to cause one (1) representative of such shareholders to be elected to its Board of Directors. The initial term of the Standstill Agreement is for a period of five (5) years, subject to certain events enumerated in the Standstill Agreement which could cause such term to be terminated early, such as an “extraordinary transaction” (as defined in the Standstill Agreement) or an agreement among all of the parties to terminate such agreement. The effectiveness of the Standstill Agreement was conditioned on OTS approval of the Change in Control Notice filed by Messrs. Terry and Rhineheart. Although Messrs. Terry

and Rhineheart agreed to limit their ownership to 33%, the Change in Control Notice was required by the OTS for anyone planning to acquire in excess of 25% of the outstanding shares of a thrift institution.
          On September 6, 2005, the Company received a notice from the OTS dated September 2, 2005, stating that the OTS did not intend to disapprove the Change in Control Notice previously filed by Messrs. Terry and Rhineheart and certain of their related interests. Pursuant to the Change in Control Notice, Messrs. Terry and Rhineheart generally may acquire shares of the Company’s common stock within a one year period after September 2, 2005, the date of the OTS letter acting on the Change in Control Notice, subject to no material change in the circumstances set forth in the Change in Control Notice occurring during that time. Additionally, to the extent Messrs. Terry and Rhineheart desire to acquire more than 33% of the Company’s common stock, they must obtain the approval of the OTS pursuant to either a new Change in Control Notice or an amended Change in Control Notice. The requirement that the OTS approve any acquisitions over the 33% limitation is in addition to the terms and conditions contained in the Standstill Agreement.
          The Company previously announced that ebank and Messrs. Terry and Rhineheart intended to explore, subject to approval of the parties and regulatory approvals, the formation of a mortgage origination business through a joint venture or other appropriate structure. In December 2005, ebank filed with the OTS a notice of its intention to establish an operating subsidiary of ebank. The proposed operating subsidiary would originate residential first and second mortgages and home equity lines of credit via the Internet in all 50 states. As proposed, the operating subsidiary would be in the form of a Georgia limited liability company. The operating subsidiary is proposed to be 51% owned by ebank and 49% owned by an entity owned by Messrs. Terry and Rhineheart. This notice requires approval of the OTS. As of March 15, 2006, action by the OTS is still pending.
          The board of directors appointed Mr. Terry as a Class I director effective as of March 20, 2006. His term as a Class I director will expire at the 2006 Annual Shareholders Meeting.
Strategy
          Since July 2000, we have eliminated all operating activities at the holding company level and reduced costs substantially. We will continue to operate ebank Financial Services, Inc. as a shell holding company and maintain our unitary thrift holding company charter, which provides us with several advantages, including the ability to open branches in all fifty states and to operate as a licensed mortgage lender in all fifty states. We will continue to conduct all of our banking operations through our subsidiary federal savings bank, ebank. Our primary focus is to operate ebank as a profitable community bank with a strong Internet presence as one of our many delivery channels. In that regard, we will continue to reduce costs and maintain asset quality, as well as look for additional opportunities to increase fee income.
          Our Internet strategy is to maintain and promote awareness of our state-of-the-art Internet capabilities as another channel of delivering products, services, and communications to both our retail and commercial customers. Some of the products and services we currently offer include electronic bill payment, loan products and deposit products.
          Customers can access ebank through any Internet service provider by means of an acceptable secure web browser. In doing so, customers can apply for loans, review account activity, enter transactions into an online account, pay bills electronically, receive statements by mail, and print bank statement reports from any personal computer with a secure web browser, regardless of its location. To open a new account, the customer completes the online enrollment form on our website, prints the signature card, signs it, and mails it to us. Customers can make deposits into an open account at ebank through direct deposit programs, by transferring funds between ebank accounts, by wire transfer, or by mail. Additionally, in March 2006, we announced that we will offer our customers QuickPost(SM), a new deposit and payment forwarding service available through The UPS Store® network. With this service, our customers can send their non-cash deposits and loan payments from any of the 4,100 domestic locations of The UPS Store® for overnight delivery to the QuickPost processing center. After arriving at the processing center, transactions will post to the customer’s account the next business day. Customers can also make withdrawals and have access to their accounts at ATMs that are affiliated with the Cirrus, Honor, Avail and Star networks.

Operations
Products and Services
          We provide a broad array of financial products and services to our small business and retail customers, including checking accounts, money markets, CDs, ATM cards, home equity loans, mortgage loans, commercial loans, credit cards and bill payment services. We provide small businesses with the same types of products and services that large banks have traditionally offered only to their largest customers. Some of our products and services include the following:
•	A full array of deposit products, including checking, savings, money management accounts, and CDs.

•	Free unlimited worldwide ATM usage - Each customer receives a free ATM card when he or she opens an account. Customers can access their accounts worldwide at ATMs affiliated with the Cirrus, Honor, Avail and Star networks. We do not charge ATM fees for ebank owned ATM transactions. In addition, although the owner/operator of ATMs generally imposes transaction fees, we reimburse our customers for any transaction fees charged.

•	Electronic customer check deposit for small businesses.

•	Remote deposit and loan payment services at over 4,100 domestic locations of The UPS Store®.

•	Residential mortgage lending products, including home equity lines of credit and first and second mortgages.

•	Consumer loans and personal lines of credit.

•	Loans to small businesses and residential builders as well as commercial real estate developers.

•	Online Account Statements - Customers can track the activity in their accounts directly through the Internet at any time, obtain account balances and transaction history, transfer funds between various accounts, and even download account statements.

•	Bill Payment - Customers can pay their bills electronically.
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

Environmental Laws
          In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. There is a risk that we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property and such costs could be substantial. To date, we have not been required to perform any investigation or cleanup activities of any material nature, nor have we been subject to any environmental claims. No assurance can be given, however, that this will remain the case in the future.
Employees
          As of March 7, 2006 we had 25 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.
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
          “Risk-based capital” equal to 8.0% of “risk-weighted assets.” “Risk-based capital” includes core capital plus supplementary capital, less certain deductions. Supplementary capital includes preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets. The amount of supplementary capital included as risk-based capital cannot exceed 100% of core capital. To determine total risk-weighted assets:
•	each off-balance-sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset);

•	the credit equivalent amount of each off-balance-sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset); and

•	the resulting amounts are added together and constitute total risk-weighted assets.
          The risk-based capital standards also take into account interest rate risk, concentration of credit risk, risk from nontraditional activities and actual performance, and expected risk of loss on multi-family mortgages. In addition, the regulations require an institution to maintain a minimum ratio of core capital to total risk-weighted assets of 4%.
          The Office of Thrift Supervision may issue directives that impose capital requirements that are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio that consists of “non-

homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. At December 31, 2005, the bank was well capitalized at 13.81%.
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
          In February 2006, the Federal Deposit Insurance Reform Act was enacted. Among other things, this Act: (i) provides for the merger of the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund; (ii) requires future inflation adjustment increases in the standard maximum deposit insurance amount of $100,000 (beginning in 2010); (iii) increases the retirement account coverage to $250,000; (iv) authorizes the FDIC to set the fund’s reserve ratio within a specified range; and (v) requires dividends to banks if the reserve ratio exceeds certain levels. The FDIC is to issue regulations implementing the provisions of this Act. At this time, it is uncertain what effect this Act and the forthcoming regulations will have on ebank.
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
          Qualified Thrift Lender Requirement. In order to exercise the powers granted to federally chartered savings associations and maintain full access to Federal Home Loan Board advances, ebank must meet the definition of a “qualified thrift lender.” ebank will qualify as a qualified thrift lender as long as its “qualified thrift investments” equal or exceed 65% of its “portfolio assets” on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of small business loans, as well as various housing related loans and investments such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities, certain obligations of the FDIC, and shares of stock issued by any Federal Home Loan Board, the FHLMC, or the FNMA. Qualified thrift investments also include certain other specified investments, subject to a percentage of portfolio assets limitation. For purposes of the qualified thrift lender test, the term “portfolio assets” means the savings institution’s total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets. The bank’s qualified thrift investments currently represent approximately 80.22% of its portfolio assets.
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

          USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains broad anti-money laundering and financial transparency laws and requires various regulations, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
          Other Regulations. Interest and certain other charges collected or contracted for by ebank are subject to certain federal regulations concerning interest rates that preempt state law in this area. The bank’s loan operations are also subject to certain federal laws applicable to credit transactions, including the following:
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
          The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA imposes significant new federal requirements on corporate boards of directors and management, and on the accounting profession. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 6 below for an additional discussion of current developments regarding SOA compliance implementation.
          OTS Proposed Guidance Regarding Concentrations in Commercial Real Estate Lending. In January 2006, the OTS and the other federal banking agencies jointly issued proposed guidance for banks and thrifts with high and increasing concentrations of certain types of commercial real estate (CRE) construction and development loans, including those where the source of repayment primarily depends upon rental income or the sale, refinancing or permanent financing of the underlying property, as well as certain loans to real estate investment trusts and unsecured loans to developers with similar risk characteristics. Under the proposed guidelines, an institution with high concentrations of these CRE loans would be required to use certain prescribed heightened risk management practices to mitigate the risks associated with such concentrations. Additionally, the proposed rules may require higher allowances for loan losses with respect to such loans and higher capital levels. The requirements contained in the proposed guidance would be triggered when an institution’s loan concentrations exceed or are rapidly approaching either of the following thresholds:
•	Total reported loans for construction, land development, and other land represent 100% or more of a bank’s total capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land represent 300% or more of a bank’s total capital.
          If adopted in its current form, the requirements of the proposed guidance would apply to ebank’s CRE lending activities. However, the Company believes ebank’s experience in CRE lending and its underwriting policies, internal controls, and other policies currently in place are generally appropriate to manage its CRE loan concentrations. Additionally, pursuant to a previous request by the OTS, ebank is currently required to maintain a total risk-based capital ratio of 10% or higher (the threshold to be categorized as “well capitalized”). Maintaining capital at or above the well capitalized standard is also generally consistent with the capital adequacy guidance contained in the proposed guidance. The Company intends to monitor the proposed guidance and, if adopted, consider additional enhancements to its existing policies and procedures.
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

Item 2. Description of Property
          Our principal executive offices are located at 2410 Paces Ferry Road, Suite 190, Atlanta, Georgia 30339, and our telephone number is (770) 863-9225. Our existing full-service branch is also located at 2410 Paces Ferry Road, Suite 190, Atlanta, Georgia 30339. Our Internet banking operations and mortgage processing divisions are located at 2690 Cumberland Parkway, Suites 200 and 230, Atlanta, Georgia 30339. All of the foregoing offices are currently being leased. You may view our website at www.ebank.com, but this report does not incorporate by reference any information on our website. We are providing our Internet address for reference purposes only.
Item 3. Legal Proceedings
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          No matter was submitted to a vote of security holders during the quarter ended December 31, 2005.
Part II
Item 5. Market for Common Equity and Related Stockholder Matters
          Since our initial public offering on August 6, 1998, our common stock has been quoted on the OTC Bulletin Board, originally under the symbol “STCH” and, since May 3, 1999, under the symbol “EBDC.” As of December 31, 2005 we had approximately 294 common stock shareholders of record, with an estimated 877 total record and beneficial common stock shareholders, and 127 Series A preferred stock shareholders of record.
          The following table sets forth for the periods indicated the high and low bid prices per share of common stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2005
First Quarter	$1.10	$0.92
Second Quarter	$1.10	$0.55
Third Quarter	$2.10	$1.02
Fourth quarter	$2.05	$1.27

2004
First Quarter	$1.40	$0.85
Second Quarter	$1.70	$0.90
Third Quarter	$1.40	$0.90
Fourth quarter	$1.05	$0.90
Dividends
          Our outstanding shares of Series A preferred stock accrue cumulative dividends at a rate of 8% from the date of issuance, whether or not declared. The dividends are payable if and when declared by our board of directors. Additionally, at our option, we may pay these dividends in cash or in additional shares of our common stock. In the past, we have elected to pay any declared dividends in additional shares of common stock. Our board of directors has not declared a dividend on our Series A preferred stock since March 1, 2003. Dividends payable on our preferred stock from March 1, 2003 through December 31, 2005 totaled $1,316,514.
          To date, we have not declared or paid cash dividends on the common stock, and for the foreseeable future we do not intend to declare cash dividends on common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends. In addition, the Office of the Thrift Supervision regulates the dividends payable to us by our subsidiary, ebank. See “Supervision of ebank — Dividends” in Item 1 above.
          In the fourth quarter of 2005, we issued an aggregate of 59,512 shares of our common stock (including shares issued in payment of accrued but unpaid dividends through the date of conversion) to four holders of our Series A preferred stock, upon the conversion of such shares to common stock pursuant to the one-for-one conversion ratio of the of Series A preferred stock, in the transactions described below:
          Effective as of November 15, 2005, we issued to one holder an aggregate of 6,400 shares of common stock (plus 1,986 additional shares of common stock in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion) and an aggregate of 8,000 shares of common stock (plus 2,483 additional shares of common stock in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion) to an additional holder.
          Effective as of November 25, 2005, we issued to one holder an aggregate of 10,000 shares of common stock (plus 3,227 additional shares of common stock in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion).
          Effective as of December 19, 2005, we issued to one holder an aggregate of 20,000 shares of common stock (plus 7,416 additional shares of common stock in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion).
          The issuance of these shares of common stock was made pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Selected Consolidated Financial Data
          The following selected consolidated financial data for the years ended December 31, 2005 and 2004 are derived from our financial statements and other data about us. The consolidated financial statements for December 31, 2005 and 2004 were audited by our independent registered public accountants Porter Keadle Moore, LLP. The selected consolidated financial data should be read in conjunction with our financial statements included elsewhere in this annual report.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Interest income	$8,623	$6,799
Interest expense	3,606	2,221

Net interest income	5,017	4,578
Provision for loan losses	300	1,156

Net interest income after provision for loan losses	4,717	3,422
Noninterest income	225	179
Noninterest expense	4,124	3,665

Net income (loss)	$818	$(64)

Weighted average shares outstanding	6,378,160	4,498,777
Net income (loss) per share	$0.05	$(0.12)

Balance Sheet Data (at period end):
Total assets	$127,189	$108,722
Earning assets	123,674	107,145
Federal funds sold and investment securities	27,599	20,302
Loans, net of unearned income	95,406	86,670
Allowance for loan losses	(805)	(1,013)
Deposits	106,784	71,488
Borrowings	9,000	26,500
Shareholders’ equity	11,020	10,531
Book value per common share	$1.71	$1.65

Performance Ratios:
Return on average assets	0.62%	(0.06%)
Return on average equity	7.54%	(0.71%)
Interest rate spread	3.54%	3.88%
Net interest margin	3.89%	4.19%

Asset Quality Ratios:
Allowance for loan losses to period end loans	0.84%	1.17%
Net charge-offs to average loans	0.54%	1.59%
Nonperforming loans to period end loans	2.67%	2.36%
Nonperforming assets to period end total assets	2.00%	1.88%

Capital and Liquidity Ratios:
Leverage (4.00% required minimum)	8.78%	9.31%
Risk-based capital
Tier 1	12.88%	13.24%
Total	13.81%	14.49%
Average loans to average deposits	90.95%	96.12%
Average equity to average assets	8.21%	8.13%

Critical Accounting Estimates
          The significant accounting policies that are used in preparing the Company’s consolidated financial statements are described in Note 1 to the consolidated financial statements. These policies are important in reviewing and understanding management’s discussion and analysis of financial condition and results of operations. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical due to the subjective nature of the estimates used in establishing the allowance and the effect these estimates have on the Company’s earnings. Because the allowance is replenished by means of a provision for loan losses that is charged as an expense against net income, the estimation of the allowance affects the Company’s earnings directly. Losses on loans result from a broad range of causes, from borrower-specific problems to industry issues to the impact of the economic environment. The identification of the factors that lead to default or non-performance under a loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. As described further below, under “Provision and Allowance for Loan Losses”, management has implemented a process to consider the many variables that impact the estimation of the allowance for loan losses. Please refer to the section entitled “Provision and Allowance for Loan Losses” for a discussion of the key assumptions and methods used in determining the allowance for loan losses, as well as inherent risks in estimating the allowance.
General
          During the year ended December 31, 2005, the Company achieved profitability in a rising interest rate environment through effective management of interest rate risk and the development and implementation of successful marketing campaigns directed at generating core retail deposits to fund substantial loan growth.
Analysis of the Fiscal Years Ended December 31, 2005 and 2004
          During the year ended December 31, 2005, our assets increased from $108,771,775 to $127,188,854. The $18.4 million increase in assets was primarily related to an increase in cash, investments and loans of $4.5, $4.0 and $8.7 million, respectively. We launched a very successful money market retail deposit campaign in January 2005. The money market campaign expired in April 2005 and was replaced by a checking account promotion. Throughout the year, we focused on increasing our core retail deposits. For the year, we generated over $79 million in retail deposits enabling us to reduce our reliance on wholesale borrowings such as brokered certificates of deposit, reverse repurchase agreements and Federal Home Loan Bank loans by approximately $24 million. Additionally, the new retail deposits provided funding for substantial growth in interest earning assets including cash, investments and loans. We expect to conduct similar programs in 2006 and continue to increase our core retail deposits. Additionally, we expect to increase business deposits as we expand our services to this market segment. Our interest income, net of interest expense, increased significantly from $4,578,765 for the year ended December 31, 2004 to $5,016,751 for the year ended December 31, 2005. The $438 thousand increase in net interest income is related to several factors, including an increase in loans and the rates earned, an increase in investments and the rates earned and a reduction in other borrowings. We decreased our provision for loan losses from $1,156,000 for the year ended December 31, 2004 to $300,000 for the year ended December 31, 2005. Thus, after deductions for interest expense and provision for loan losses, our net interest income increased from $3,422,765 for the year ended December 31, 2004 to $4,716,751 for the year ended December 31, 2005.
          Non-interest income increased from $178,642 for the year ended December 31, 2004 to $224,860 for the year ended December 31, 2005. The increase in non-interest income is primarily related to a gain on the sale of real estate owned of $33,389.
          Non-interest expense increased from $3,665,227 for the year ended December 31, 2004 to $4,123,907 for the year ended December 31, 2005. The increase in non-interest expense totaling $458,680 is related to increases of approximately $241,000, $163,000 and $78,000 in salary and benefits, professional and consulting and other general expenses, respectively, partially offset by a $23,000 reduction in occupancy and equipment expense. The increase in salary and benefits is primarily related to increases in salary, incentive, company match portion of the 401k contributions and FICA taxes of approximately $109,000, $61,000, $37,000, and $15,000, respectively. The increase in professional and consulting fees is primarily related to an increase in the Company’s marketing expense of approximately $92,000 and an increase of approximately $41,000 in accounting and consulting fees. The increase in other general expenses is primarily related to an increase in other real estate owned expense of approximately $61,000.
Results of Operations
          Net Income (Loss). We reported net income of $817,704 and net income attributable to common shareholders of $323,616, or $0.05 per common share after taking into account $463,482 in cumulative dividends on the preferred stock, for the year ended December 31, 2005. We earned $5,016,751 in net interest income and $224,860 in noninterest income for the year. These amounts were partially offset by noninterest expense of $4,123,907 and a provision for loan losses of $300,000.
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
          Net Interest Income. Our primary source of revenue is net interest income, which is the difference between income on interest-earning assets and expense on interest-bearing liabilities. Our net interest income was $5,016,751 for the year ended December 31, 2005, a 9.57% increase over the year ended December 31, 2004 net interest income of $4,578,765. The $438 thousand increase in net interest income is related to several factors, including an increase in loans and the rates earned, an increase in investments and the rates earned and a reduction in other borrowings. Please refer to the section entitled “Rate/Volume Analysis of Net Interest Income” below for additional details. Net interest spread, the difference between the yield we earn on interest-earning assets and the rate we pay on interest-bearing liabilities, was 3.54% for the year ended December 31, 2005. Our net interest margin, which is net interest income divided by average interest-earning assets, was 3.89% for the year ended December 31, 2005. Average loans comprised 73.3% of our average earning assets in 2005.
          Our net interest income was $4,578,765 for the year ended December 31, 2004. Net interest spread was 3.88% for the year ended December 31, 2004. Our net interest margin was 4.19% for the year ended December 31, 2004. Average loans comprised 77.6% of our average earning assets in 2004.
          Average Balances, Income and Expenses, and Rates. The following table depicts, for the periods indicated, information related to our average balance sheet. The average yields on assets and average costs of liabilities represent the annualized rates for December 31, 2005 and 2004. We derived these yields by dividing income or expense by the average balance of the corresponding assets or liabilities.

Average Balances, Income and Expenses, and Rates

	Year Ended December 31,			Year Ended December 31,
	2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$94,583	$7,060	7.46%	$84,801	$5,604	6.61%
Interest-bearing deposits	162	6	3.70	480	2	0.34
Investment securities	19,871	1,094	5.50	20,836	1,161	5.57
Federal funds sold	14,353	463	3.23	3,039	32	1.06

Total interest-earning assets	128,969	8,623	6.69%	109,156	6,799	6.23%

Other assets	3,148			989

Total assets	$132,117			$110,145

Liabilities
Interest-bearing liabilities:
Interest-bearing transaction accounts	$4,450	112	2.52%	$2,829	18	0.64%
Money market accounts	47,708	1,517	3.18	24,907	447	1.79
Savings deposits	1,550	22	1.41	533	4	0.71
Time deposits	43,972	1,439	3.27	53,327	1,406	2.64
Other borrowing	16,932	516	3.05	12,748	346	2.71

Total interest-bearing liabilities	114,612	3,606	3.15%	94,344	2,221	2.35%

Noninterest-bearing deposits	6,312			6,631
Other liabilities	350			214
Shareholders’ equity	10,843			8,956

Total liabilities and shareholders’ equity	$132,117			$110,145

Net interest spread			3.54%			3.88%

Net interest income/margin		$5,017	3.89%		$4,578	4.19%

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
          One monitoring technique we employ is the measurement of our interest rate sensitivity “gap,” which is the difference between the amount of interest-earning assets and interest-bearing liabilities that mature or may reprice within a given period of time. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities, and it is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. We generally would benefit from increasing market interest rates when we have an asset-sensitive, or a positive, interest rate gap and we would generally benefit from decreasing market interest rates when we have liability-sensitive, or a negative, interest rate gap. When measured on a “gap” basis, we are in a negative gap position over the cumulative one-year time frame as of December 31, 2005. However, gap analysis is not a precise indicator of our interest sensitivity position. The analysis presents only a static view of the timing of maturities and repricing opportunities, without taking into consideration that changes in interest rates do not affect all assets and liabilities equally. For example, rates paid on a substantial portion of core deposits may change contractually within a relatively short time frame, but we believe those rates are significantly less interest-sensitive than market-based rates such as those paid on non-core deposits. Because time deposit accounts, given their longer terms to maturity, react more slowly to market interest rate movements than do many other types of deposit accounts, decreases in interest rates may have an adverse effect on our net interest income, while increases in interest rates may have a positive effect.

     Net interest income is also affected by other significant factors, including changes in the volume and mix of interest-earning assets and interest-bearing liabilities. We perform asset/liability modeling to assess the impact of varying interest rates and the impact that balance sheet mix assumptions will have on net interest income. We attempt to manage interest rate sensitivity by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities that reprice in the same time interval helps us to hedge risks and minimize the impact on net interest income of rising or falling interest rates. We evaluate interest sensitivity risk and then formulate guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance-sheet commitments in order to decrease interest rate sensitivity risk.
     The following tables summarize the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005 and 2004 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated in the following tables, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The bank’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Within Three Months” category, although historical experience has proven these deposits to be more stable over the course of a year.
Interest Rate Sensitivity Analysis

	December 31, 2005
	Within	After three but	After one	After five
	three	within twelve	but within	years or
	months	months	five years	nonsensitive	Total
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$529	$0	$0	$0	$529
Loans	66,190	4,412	10,686	14,257	95,545
Investment securities	621	497	1,404	19,888	22,410
Federal funds sold	5,189	0	0	0	5,189

Total interest-earning assets	$72,529	$4,909	$12,090	$34,145	$123,673

Liabilities
Money market and NOW accounts	$63,467	$0	$0	$0	$63,467
Savings deposits	1,190	0	0	0	1,190
Time deposits	8,855	21,014	5,214	0	35,083
Other liabilities	0	5,000	0	4,000	9,000

Total liabilities/capital	$73,512	$26,014	$5,214	$4,000	$108,740

Interest-sensitivity gap	$(983)	$(21,105)	$6,876	$30,145	$14,933

Cumulative interest-sensitivity gap	$(983)	$(22,088)	$(15,212)	$14,933	$14,933

Ratio of interest-sensitivity gap to total earning assets	(0.79)%	(17.07)%	5.56%	24.37%	12.07%
Ratio of cumulative interest-sensitivity gap to total earning assets	(0.79)%	(17.86)%	(12.30)%	12.07%

Interest Rate Sensitivity Analysis

	December 31, 2004
	Within	After three but	After one	After five
	three	within twelve	but within	years or
	months	months	five years	nonsensitive	Total
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$58	$0	$0	$0	$58
Loans	54,329	6,481	8,357	17,618	86,785
Investment securities	965	0	0	17,798	18,763
Federal funds sold	1,539	0	0	0	1,539

Total interest-earning assets	$56,891	$6,481	$8,357	$35,416	$107,145

Liabilities
Money market and NOW accounts	$26,025	$0	$0	$0	$26,025
Savings deposits	276	0	0	0	276
Time deposits	7,119	20,152	10,683	0	37,954
Other liabilities	11,500	6,000	5,000	4,000	26,500

Total liabilities/capital	$44,920	$26,152	$15,683	$4,000	$90,755

Interest-sensitivity gap	$11,971	$(19,671)	$(7,326)	$31,416	$16,390

Cumulative interest-sensitivity gap	$11,971	$(7,700)	$(15,026)	$16,390	$16,390

Ratio of interest-sensitivity gap to total earning assets	11.17%	(18.36)%	(6.84)%	29.32%	15.30%
Ratio of cumulative interest-sensitivity gap to total earning assets	11.17%	(7.19)%	(14.02)%	15.30%
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

	Year Ended December 31, 2005
	as compared to the Year Ended December 31, 2004
		Increase	Increase
	Net Increase	(Decrease)	(Decrease)
	(Decrease)	Due to Rate	Due to Volume

	(Dollars in thousands)
Assets
Interest-earning assets
Loans	$1,456	$705	$751
Interest-bearing deposit	4	14	(10)
Investment securities	364	198	166

Total interest income	1,824	917	907

Interest-bearing liabilities—deposits	1,216	847	369
Other borrowing	170	16	154

Total interest expense	1,386	863	523

Change in net interest income	$438	$54	$384

	Year Ended December 31, 2004
	as compared to the Year Ended December 31, 2003
		Increase	Increase
	Net Increase	(Decrease)	(Decrease)
	(Decrease)	Due to Rate	Due to Volume

	(Dollars in thousands)
Assets
Interest-earning assets
Loans	$313	$(21)	$334
Interest-bearing deposit	(4)	(4)	—
Investment securities	135	161	(26)

Total interest income	444	136	308

Interest-bearing liabilities—deposits	(164)	8	(172)
Other borrowing	(33)	(220)	187

Total interest expense	(197)	(212)	15

Change in net interest income	$641	$348	$293

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
     Loans included in the Classified Asset Summary report are further classified into one of four categories, including (1) Special Mention, (2) Substandard, (3) Doubtful and (4) Loss. Each classification requires a different provision percentage with the Loss classification requiring a 100% allowance. In order to determine the appropriate level of allowance for loan losses for specific loans included in our Classified Asset Summary, we may use either our historical loss experience or the historical loss experience of institutions with similar loans. However, if a classified loan is deemed impaired and the impaired loan amount exceeds the appropriately determined fair value, the allowance for loan losses is increased by the amount of the shortfall using a valuation allowance. The valuation allowance is a component of the total allowance for loan losses. Specific reserves may also be set aside for certain loans where repayment is not probable and there is a deficiency in the underlying collateral. In general, the aggregate allowance for loan losses is calculated by first adding together the allocated allowance for loan losses associated with performing loans and the allocated allowance for loan losses identified in the Classified Asset Summary report to arrive at an initial total. Management then considers the amount of the allowance so derived in light of general risk factors that are relevant to the determination of an appropriate overall allowance, but are not associated with any specific loans. These factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. Management then determines, in light of its assessment of these factors, any additional, unallocated amounts that should be added to the sum of the allocated allowances to arrive at the total allowance for loan losses. Regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and they may require us to record additions to the allowance based on their review of information available to them at the time of their examinations. Additionally, management utilizes an independent external loan review firm as an added control to evaluate the reasonableness of the loan ratings and the controls over the loan rating process.
     For the year ended December 31, 2005, there were eighteen loans totaling $3,792,753 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $258,952 of the $805,461 allowance for loan losses. The remaining $546,509 provision for loan losses is associated with loans evaluated in groups.
     At December 31, 2005, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$293,981	2	$146,990	—	—	—	$293,981	2	$146,990	$293,981	2	$146,990

Real Estate – Commercial	2,271,671	6	21,215	378,613	1	2,272	1,893,058	5	18,943	1,893,058	5	18,943

Real Estate – Individual	1,064,780	6	75,637	866,153	4	51,004	198,627	2	24,633	198,626	2	24,633

Installment – Individual	162,321	4	15,110	—	—	—	162,321	4	15,110	162,321	4	15,110

Totals	$3,792,753	18	$258,952	$1,244,766	5	$53,276	$2,547,987	13	$205,676	$2,547,987	13	$205,676

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
     For the fiscal year ended December 31, 2005, there were ten loans delinquent over 30 days totaling approximately $1,488,000. Of this amount, there were two delinquent commercial loans totaling $75,000, five delinquent individual real estate loans totaling $1,161,000 and three delinquent consumer loans totaling $252,000. There were no loans past due 90 days or more at December 31, 2005.
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
     At December 31, 2005, our allowance for loan losses amounted to $805,461, or 0.84% of total loans. We recorded provision for loan losses during the year ended December 31, 2005 of $300,000 as compared to an increase in the provision of $1,156,000 for the year ended December 31, 2004. The decrease in our allowance for loan losses during the year ended December 31, 2005 of $207,911 resulted from a $300,000 provision for loan losses and $10,000 in recoveries, offset by net loans charged off of $517,911. At December 31, 2004, our allowance for loan losses amounted to $1,013,372, or 1.17% of total loans. The decrease in our allowance for loan losses during the year ended December 31, 2004 of $191,382 resulted from a $1,156,000 provision for loan losses and no recoveries, partially offset by net loans charged off of $1,347,382.
     As of December 31, 2005, we had thirteen non-performing loans totaling $2,547,987. At December 31, 2004, we had nine non-performing loans totaling $2,048,261. If interest income had been accrued, interest income associated with nonaccrual loans would have been approximately $92,683 and $143,240 as of December 31, 2005 and 2004, respectively.

Allowance for Loan Losses
     The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
	(Dollars in thousands)
Average loans outstanding	$94,583	$84,801

Loans outstanding at period end	$95,406	$86,670

Total nonperforming loans	$2,548	$2,048

Beginning balance of allowance	$1,013	$1,205
Loans charged off:
Commercial	(410)	(983)
Real estate – commercial	0	(209)
Real estate – individual	(64)	(91)
Installment loans to individuals	(44)	(65)
Total charge-offs	(518)	(1,348)
Recoveries of previous charge-offs:
Commercial	10	0
Total recoveries	10	0
Net loans charged-off	(508)	(1,348)
Provision for loan losses	300	1,156

Balance at period end	$805	$1,013

Net charge-offs to average loans	0.54%	1.59%
Allowance as percent of total loans	0.84%	1.17%
Nonperforming loans as a percentage of total loans	2.67%	2.36%
Allowance as a percent of nonperforming loans	31.59%	49.47%
At December 31, 2005 and 2004, the reserve was allocated as follows:

		Percentage of		Percentage of
	Year ended	loans in each	Year ended	loans in each
	December 31,	category to	December 31,	category to
	2005	total loans	2004	total loans
Commercial	$367,990	9.94%	$696,639	14.87%
Real estate – individual	102,110	59.14%	127,998	49.54%
Real estate – commercial	169,215	23.10%	118,475	26.15%
Installment loans to individuals	111,637	7.82%	70,260	9.44%
Unallocated	54,509	—%	0	—%

Total	$805,461		$1,013,372

		100.00%		100.00%

     Changes in the allocation of loan loss reserve to each loan category are driven by several factors, including (1) changes in the relative mix of the loan categories from period to period, (2) changes arising from the loan loss reserve percentages applied to performing loans and to loans evaluated separately in the Classified Asset Summary, and (3) changes in the composition of loans within the Classified Asset Summary. For the year ended December 31, 2005, the decrease in the commercial loan allowance allocation resulted primarily from a decrease in the commercial loan loss reserve percentage. The revised commercial loan loss reserve percentage is based upon three years of loan loss experience for 2003 through 2005 less historical loan losses resulting from heavy equipment loans that are no longer a component of the commercial loan portfolio. Similarly, changes in the reserve percentages for real estate – individual, real estate – commercial and installment loans to individuals were made based upon the most recent loan loss history review. In instances where loan loss history was insufficient or non-existent, minimum reserve percentages contained in the bank’s loan policy were used. At December 31, 2005, an unallocated reserve of $54,509 remained after allocations based on historical loan losses compared to an unallocated reserve of $0 at December 31, 2004.
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
Non-interest Income and Expense
     Non-interest Income. Our primary sources of non-interest income for 2005 were gains on the sale of real estate owned and service charges on deposit accounts. We generated $33,389 and $115,228 in gain on the sale of real estate owned and deposit service charges, respectively, during the year ended December 31, 2005, which represented 14.85% and 51.24%, respectively, of the total non-interest income of $224,860.
     Our primary sources of non-interest income for 2004 were gains on the sale of investments and service charges on deposit accounts. We generated $53,382 and $104,526 in gains on sales of investments and deposit service charges, respectively, during the year ended December 31, 2004, which represented 29.88% and 58.51%, respectively, of total non-interest income of $178,642.
     On an annualized basis, our non-interest income represented 0.18% and 0.16% of our total assets at December 31, 2005 and 2004, respectively. Our other sources of non-interest income included loan maintenance fees, bankcard fees, commissions on check sales, safe deposit box rent, ATM fees, wire transfer fees, and official check fees.
     Non-interest Expense. Our non-interest expense for the years ended December 31, 2005 and 2004 totaled $4,123,907 and $3,665,227 respectively. The following table sets forth the primary components of noninterest expense for these periods.

	Noninterest Expense
	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
	(Dollars in thousands)
Salaries and other compensation	$1,825	$1,663
Employee benefits	385	306
Net occupancy and equipment expense	758	781
Professional and other outside services	586	423
Other expense	570	492

Total	$4,124	$3,665

     The increase in non-interest expense totaling $458,680 was related to increases in salary and benefits, professional and consulting and other general expenses, respectively, partially offset by a reduction in occupancy and equipment expense, as discussed in more detail above under the heading “Analysis of the Fiscal Years Ended December 31, 2005 and 2004.”
     As previously disclosed, management has been continuously monitoring the developments related to the implementation of certain provisions of the Sarbanes-Oxley Act of 2002, particularly with respect to Section 404 of the Act. Section 404 deals with management’s report on internal controls, and will likely require much in the way of resources to plan, implement and document internal controls. Some of the resources will be in the form of management effort devoted to complying with the new rules, but a significant cost will likely be in increased accounting and consulting fees. Management initially believed that these costs would total approximately $100,000 in 2005 based on the previously published guidance and compliance date associated with Section 404. However, in September 2005, the SEC formally extended the Section 404 compliance date for non-accelerated filers, such as the Company, to the first fiscal year ending on or after July 15, 2007. If this compliance date is not extended and no additional relief or other guidance is provided for non-accelerated filers, management believes that a significant cost over the next 12 to 18 months could be those associated with the Sarbanes-Oxley Act of 2002 compliance implementation.
     The Advisory Committee on Smaller Public Companies, a committee chartered by the SEC to assess the current regulatory system for smaller companies, has issued an exposure draft of its final report to the SEC, which proposes certain relief from some of the current Section 404 requirements, as well as additional guidance with respect to implementing Section 404 requirements for smaller companies. This report has not been finalized and even when it is finalized and formally sent to the SEC, the SEC is not required to accept any of the recommendations contained in the final report. Management intends to monitor these developments, review any new guidance adopted for small issuers and reassess its previous cost estimates based on these developments.
     Income Tax Expense. As of December 31, 2005, our accumulated deficit was approximately $12,000,000. We had a cumulative net operating loss carryforward of approximately $10,700,000 for income tax purposes for the year ended December 31, 2005. Our ability to realize a deferred tax benefit as a result of net operating losses will depend upon whether we have sufficient taxable income of an appropriate character in the carryforward periods. We recognize deferred tax assets for future deductible amounts resulting from differences in the financial statement and tax bases of assets and liabilities and operating loss carryforwards. We then establish a valuation allowance to reduce the deferred tax asset to the level that it is “more likely than not” that we will realize the tax benefit. We have fully offset the deferred tax assets resulting primarily from the provision for loan losses and the operating loss carry forwards by a valuation allowance in the same amount.
Analysis of Financial Condition
     Total consolidated assets increased by $18,417,079, or 16.9%, to $127,188,854 during the year ended December 31, 2005. The increase was primarily related to increases in cash, investments and loans of $4.5, $4.0 and $8.7 million, respectively. The increase in loans is primarily attributable to an increase in individual real estate loans of $13.5 million, partially offset by decreases in commercial, commercial real estate and consumer loans of $3.4, $0.6, and $0.7 million. The change in loan portfolio mix reflects management’s efforts to expand its mortgage portfolio and decrease its reliance on commercial loans.
     Total consolidated liabilities increased by $17,928,618, or 18.25%, to $116,169,104 during the year ended December 31, 2005. The increase was primarily related to an increase in deposits of $35.3 million partially offset by a decrease in other borrowings and repurchase agreements of $17.5 million. The increase in deposits is primarily attributable to increases in our money market and NOW account deposits of $37.4 million, partially offset by a $2.9 million decrease in certificates of deposits. Management elected to use retail deposits, primarily money market, to fund loan growth, enhance product cross-selling prospects and repay Federal Home Loan Bank advances and other wholesale borrowings.
     Loans. Loans often provide higher yields than the other types of earning assets, and thus one of our goals is for loans to be the largest category of our earning assets. We increased our loans by $8.8 million or 10.1% for the year ended December 31, 2005. At December 31, 2005 and 2004, loans accounted for 77.3% and 80.9%, respectively, of our earning assets. Loans averaged $94.6 million and $84.8 million for the years ended December 31, 2005 and 2004, respectively.

     The following tables show the composition of our loan portfolio by category for the periods indicated:
Composition of Loan Portfolio

	December 31, 2005		December 31, 2004
		Percent		Percent
	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial	$9,501	9.94%	$12,901	14.87%
Real estate-commercial	22,068	23.10%	22,691	26.15%
Real estate-individual	56,501	59.14%	42,997	49.54%
Consumer and other	7,474	7.82%	8,195	9.44%

Total loans	95,544	100.00%	86,784	100.00%

Less:
Net deferred loan fees	(138)		(114)
Allowance for loan losses	(805)		(1,103)

Total net loans	$94,601		$85,657

     In the context of this discussion, we define a “real estate loan” as any loan, other than loans for construction purposes, secured by real estate, regardless of the purpose of the loan. We follow the common practice of financial institutions in our market area of obtaining a security interest in real estate whenever possible, in addition to any other available collateral. We take this collateral to reinforce the likelihood of the ultimate repayment of the loan; however, this tends to increase the magnitude of our real estate loan portfolio component. Generally, we limit our loan-to-value ratio to 80%. A significant portion of our commercial loans provides working capital to small businesses. Our largest categories of loans, individual real estate and commercial real estate loans, totaled $78.6 million and represented 82.2% of the loan portfolio at December 31, 2005, compared to $65.7 million and 75.7% of the loan portfolio at December 31, 2004. Individual real estate loans totaled $56.5 million and represented 59.1% of the loan portfolio at December 31, 2005, compared to $43.0 million or 49.5% of the loan portfolio at December 31, 2004. Consumer and other loans totaled $7.5 million and represented 7.8% of the loan portfolio at December 31, 2005, compared to $8.2 million, or 9.4% of the loan portfolio at December 31, 2004. We increased individual real estate loans by approximately $13.5 million during the year ended December 31, 2005. Our commercial real estate loans decreased by approximately $0.6 million during the year ended December 31, 2005. Our commercial loans decreased by approximately $3.4 million during the year ended December 31, 2005. The shift from commercial loans to individual real estate loans significantly lowers the credit risk characteristics of our loan portfolio.

     The repayment of loans in the loan portfolio as they mature is one of our sources of liquidity. The following table sets forth our loans maturing within specified intervals at December 31, 2005 and 2004. This information is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Of course, loan renewals are subject to our review and credit approval, as well as modification of the original loan terms.
Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2005
		Over One Year
	One Year	Through	Over Five
	Or Less	Five Years	Years	Total
	(Dollars in thousands)
Commercial	$5,227	$2,849	$1,425	$9,501
Real estate-commercial	9,033	7,029	6,006	22,068
Real estate-individual	32,734	2,940	20,827	56,501
All other loans	1,769	2,099	3,607	7,475

	$48,763	$14,917	$31,865	$95,545

Loans maturing after one year with:
Fixed interest rates				$17,052
Floating interest rates				$29,730

	December 31, 2004
		Over One Year
	One Year	Through	Over Five
	Or Less	Five Years	Years	Total
	(Dollars in thousands)
Commercial	$6,065	$5,428	$1,409	$12,902
Real estate-commercial	12,821	5,135	4,735	22,691
Real estate-individual	21,561	3,370	18,066	42,997
All other loans	1,922	1,606	4,667	8,195

	$42,369	$15,539	$28,877	$86,785

Loans maturing after one year with:
Fixed interest rates				$26,036
Floating interest rates				$18,380
     Investment Securities. Our average investment securities portfolio represented 15.4% and 19.05% of our average earning assets for the years ended December 31, 2005 and 2004, respectively. Investments at December 31, 2005 consisted of investments in U.S. government agency bonds, corporate securities and common stock in the Federal Home Loan Bank of Atlanta.
     The following table summarizes the book value of securities for the dates indicated.
Securities Portfolio

	December 31,	December 31,
	2005	2004
	(Dollars in thousands)
Investment securities:
U.S. Government agencies	$20,481	$16,991
Corporate	2,057	1,029
Other stock	621	965

Total	$23,159	$18,985

     The following table shows, at amortized cost, the scheduled maturities and average yields of securities held at December 31, 2005 and December 31, 2004.
Investment Securities Maturity Distribution and Yields
December 31, 2005

			After One
			But Within		After
	Within One Year		Five Years		Five Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investment securities:
U.S. government agencies	$500	4.04%	$500	4.20%	$19,481	5.37%
Corporate	0	0	1,032	6.40	1,025	6.01
Other stock	621	0	0	0	0	0

Total investment securities	$1,121	4.04%	$1,532	5.68%	$20,506	5.40%

December 31, 2004

			After One
			But Within		After
	Within One Year		Five Years		Five Years
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Investment securities:
U.S. government agencies	$0	0%	$0	0%	$16,991	5.39%
Corporate	0	0	0	0	1,029	6.01
Other stock	965	0	0	0	0	0

Total investment securities	$965	0%	$0	0%	$18,020	5.43%

     Short-term Investments. Our short-term investments, which consist of federal funds sold, averaged $14.4 million and $3.0 million for the years ended December 31, 2005 and 2004. These funds are a primary source of our liquidity and are generally invested in an earning capacity on an overnight basis.
     Deposits and Other Interest-bearing Liabilities. Average interest-bearing liabilities totaled $114.6 million, or 86.8% of average assets in 2005. Average interest-bearing liabilities totaled $94.3 million, or 85.7% of average assets, for the year ended December 31, 2004.

     Deposits. Average interest-bearing deposits totaled $97.7 million and $81.6 million for the years ended December 31, 2005 and 2004. At December 31, 2005, total deposits were $106.8 million. The following table sets forth our deposits by category for the periods indicated.
Deposit Composition

	December 31,		December 31,
	2005		2004
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
	(Dollars in thousands)
Demand deposits	$7,040	6.59%	$7,232	10.12%
Escrow deposits	2	0%	1	0%

Total non-interest-bearing	7,042	6.59%	7,233	10.12%
Now accounts	8,573	8.03%	2,716	3.80%
MMDA	54,892	51.40%	23,280	32.56%
Savings	1,190	1.11%	276	0.39%
Certificates of deposits of $100K or more	11,490	10.76%	8,111	11.35%
Brokered deposits of $100K or more	4,496	4.21%	14,370	20.10%

Total certificates of deposit of $100K or more	15,986	14.97%	22,481	31.45%
Certificate of deposits less than $100K	18,209	17.05%	14,021	19.61%
Brokered deposits less than $100K	891	0.83%	1,481	2.07%

Total certificates of deposit less than $100K	19,100	17.89%	15,502	21.68%

Total	$106,784	100.00%	$71,488	100.00%

Total brokered deposits	$5,387		$15,851
     The following table reflects the maturity distribution of our certificates of deposit of $100,000 or more at December 31, 2005 and 2004.
Maturities of Certificates of Deposits of $100,000 or more

			After Six
	Within	After Three	Through
	Three	Through	Twelve	After Twelve
	Months	Six Months	Months	Months	Total
	(Dollars in thousands)
December 31, 2005	$3,728	$5,558	$4,405	$2,295	$15,986

December 31, 2004	$2,521	$5,543	$8,565	$5,852	$22,481

Borrowed funds. At December 31, 2005 and 2004, we had outstanding balances of $9,000,000 and $26,500,000, respectively. The average rate we paid on borrowings for the years ended December 31, 2005 and 2004 was 3.05% and 2.71%, respectively. As of December 31, 2005, the bank had two loans outstanding with the FHLB, totaling $9,000,000, and unused FHLB line of credit of approximately $10,000,000. Based upon 15% of the bank’s assets at December 31, 2005, our total line of credit with the FHLB is approximately $19,500,000. One of the FHLB loans, in the amount of $4,000,000, matures on November 7, 2011. The second FHLB loan, in the amount of $5,000,000, matures on April 25, 2006. Four loans totaling $16,500,000 were outstanding as of December 31, 2004. At maturity, management will determine whether to repay or renew these loans based on the existing rate environment and interest rate considerations. Additionally, the bank has a $3,000,000 overnight federal funds line of credit with its correspondent bank to cover short-term liquidity needs. This credit line, which is usually priced 25 to 40 basis points higher than the prevailing overnight federal funds rate, had no outstanding balance at December 31, 2005. The bank also was a party to outstanding investment repurchase agreements in the aggregate amount of $0 and $10,000,000 at December 31, 2005 and December 31, 2004, respectively.

Capital
     Total shareholders’ equity at December 31, 2005 was approximately $11.0 million, compared with shareholders’ equity of $10.5 million as of December 31, 2004. The $0.5 million increase in shareholders’ equity is attributable to net earnings for the year ended December 31, 2005 of $817,704, after adjustments to reflect holding losses on investment securities available for sale arising during the year.
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
     Quantitative measures established by regulation to ensure capital adequacy require ebank to maintain minimum amounts and ratios. The primary regulatory agency for ebank, the Office of Thrift Supervision, requires ebank to maintain minimum ratios of tangible capital to tangible assets of 1.5%, core capital to tangible assets of 4.0%, and total risk-based capital to risk-weighted assets of 8.0%. At December 31, 2005, ebank had total, core, tangible, and Tier 1 capital to risk weighted assets ratios of 13.81%, 8.78%, 8.78% and 12.88%, respectively.
     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement
Capital ratios at December 31, 2005

Tier 1 capital	12.88%	4.00%

Tier 2 capital	1.25%

Total risk-based capital ratio	13.81%	8.00%

Leverage ratio	8.78%	1.50%
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
     The Office of Thrift Supervision may issue directives that impose capital requirements that are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio that consists of “non-homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. At December 31, 2005, the bank was well capitalized at 13.81%.
     We believe that, as of December 31, 2005, we meet all capital requirements to which we are subject.

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
     Our funds sold position, which is one of our primary sources of liquidity, averaged $14.3 million and $3.0 million for the years ended December 31, 2005 and 2004. The actual funds sold position was $5.2 million and $1.5 million on December 31, 2005 and 2004, respectively.
     We believe at December 31, 2005 we had a satisfactory liquidity position at the bank level as total cash, cash equivalents, and federal funds sold amounted to approximately $6.4 million, or 5.02% of total assets. We also consider our ability to maintain and expand our deposit base and borrowing capabilities to be a source of liquidity. During 2005, total deposits increased from $71.5 million to $106.8 million, representing an increase of $35.3 million or 49.4%. As previously discussed above under the heading “Analysis of the Fiscal Years Ended December 31, 2005 and 2004,” the increase in deposits was primarily attributable to our successful marketing campaigns directed at generating core retail deposits. In addition to our available $10 million line of credit with the FHLB, we had residual capacity of $10.0 million for investment repurchase borrowings at December 31, 2005.
     We will increase deposits as required to fund loan growth, repay investment repurchase agreement borrowings, to loan purchases in the secondary markets and for purchases of investments. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. In the first quarter of 2006, we are engaging in marketing promotions to continue to increase our retail deposit accounts. We believe that we are currently well positioned to fund our growth with retail deposits generated through the Internet and in our local market. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations.
Off-Balance-Sheet Arrangements
     We do not hold any financial interests in entities that are accounted for by either the bank or the holding company on an off-balance-sheet basis. However, ebank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments may include commitments to extend credit and standby letters of credit and financial guarantees.
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
     All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amounts of these instruments do not necessarily represent future cash requirements because a significant portion of these instruments often expire without being used.
     We are not involved in off-balance-sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly impact earnings. See Note 11 to the consolidated financial statements for additional information on off-balance-sheet arrangements.
Recent Accounting Pronouncements
     In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) is effective for the Company beginning January 1, 2006. The Company will adopt SFAS No. 123 (R) in the first quarter of 2006. The financial statement impact is not expected to be significant since there are few unvested options at January 1, 2006.
     Other accounting standards that have been issued or proposed by the FASB and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.
Item 7. Financial Statements
     Our consolidated financial statements are attached hereto as pages F-1 through F-27. These statements include our consolidated balance sheets as of December 31, 2005 and December 31, 2004, respectively and consolidated statements of operations, consolidated statements of cash flows, consolidated statements of changes in shareholders’ equity and consolidated statements of comprehensive loss for the years ended December 31, 2005 and December 31, 2004, respectively, together with the report thereto of Porter Keadle Moore, LLP, dated March 22, 2006.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 8A. Controls and Procedures
     As of the end of the fiscal period covered by this Annual Report on Form 10-KSB, an evaluation was performed under Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. During the three-month period ended December 31, 2005, no change in our internal control over financial reporting occurred that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B. This Code of Ethics applies to our principal executive officer, principal financial officer and our senior credit officer. Our Code of Ethics is available on our Internet website at ebank.com. If we make substantive amendments to this Code of Ethics or grant any waiver, we will disclose the nature of such amendment or waiver on our website within four business days of such amendment or waiver.
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
Item 13. Exhibits
     The following documents are filed as part of this report:
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)
3.2	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1.1 to the Company’s Form 8-K filed on April 23, 1999, File No. 000-24043.)

3.3	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-KSB filed on April 2, 2001, File No. 000-24043.)

3.4	Articles of Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on August 3, 2001, File No. 333-66704.)

3.5	Articles of Amendment to the Articles of Incorporation effective December 21, 2001 (Incorporated by reference to Exhibit 3.5 to the Company’s Form 10-KSB filed on March 29, 2002, File No. 000-24043.)

3.6	Articles of Amendment to the Articles of Incorporation effective December 28, 2001 (Incorporated by reference to Exhibit 3.6 to the Company’s Form 10-KSB filed on March 29, 2002, File No. 000-24043.)

3.7	Articles of Amendment to the Articles of Incorporation effective January 1, 2003 (Incorporated by reference to Exhibit 3.7 to the Company’s Form 10-KSB filed on March 31, 2003, File No. 000-24043.)

3.8	Articles of Amendment to the Articles of Incorporation effective June 2, 2004 (Incorporated by reference to Exhibit 3.3 to the Company’s Form 10-QSB filed on August 12, 2004, File No. 000-24043.)

3.9	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

4.1	Articles of Incorporation of the Company, as amended, filed as Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 incorporated herein by reference.

4.2	Bylaws of the Company, filed as Exhibit 3.9 and incorporated herein by reference.

4.3	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

4.4	Certificate of Designations relating to the Series A Preferred Stock, as amended (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-QSB filed on August 12, 2004, File No. 000-24043.)

10.1	Lease Agreement dated October 14, 1997, between the Company, as lessee, and Regent Paces Ferry Office I, Inc., as lessor (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 filed on December 5, 1997, File No. 333-41545.)

10.2	First Amendment to Lease Agreement dated June 4, 1998 between the Company and Regent Paces Ferry Office I, Inc. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-KSB filed on April 2, 2001, File No. 000-24043.)

10.3	Sublease dated March 15, 1999 between the Bank and The Bankers Bank (Incorporated by reference to Exhibit 10.9 to the Company’s Form 10-KSB filed on April 12, 2000, File No. 000-24043.)

10.4	*Employment Agreement between James L. Box and ebank.com, Inc. dated May 17, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-QSB filed on August 14, 2002, File No. 000-24043.)

10.5	*Amendment to Employment Agreement of James L. Box (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed on August 12, 2004, File No. 000-24043.)

10.6	*Amendment to Employment Agreement of James L. Box (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 1, 2005, File No. 000-240043.)

10.7	*Employment Agreement between Wayne W. Byers and ebank.com, Inc. dated January 2, 2002 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed on May 15, 2002, File No. 000-24043.)

10.8	*Employment Agreement between Michael Curasi and ebank Financial Services, Inc. dated April 28, 2003 (Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-KSB filed on March 30, 2004, File No. 000-24043.)

10.9	*Separation Agreement between Michael Curasi and ebank Financial Services, Inc. dated December 29, 2005, filed herewith.

10.10	*ebank.com, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-8 filed on October 5, 1999.)

10.11	*ebank.com, Inc. Amendment to the 1998 Stock Incentive Plan as adopted by the Board of Directors on September 20, 1999 (Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-KSB filed on April 12, 2000, File No. 000-24043.)

10.12	*Amendment to the 1998 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 31, 2005, File No. 000-24043.)

10.13	Letter Agreement dated May 13, 2003 between the Company and Attkisson, Carter & Company concerning fees related to the Exchange Offer and the transaction with the New Investor (Incorporated by reference to Exhibit 99.8 to the Company’s Schedule TO-I filed on May 15, 2003, File No. 005-61921.)

10.14	*ebank Financial Services, Inc. Stock Option Agreement with James L. Box dated August 9, 2004 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-QSB filed November 12, 2004, File No. 000-24043.)

10.15	*Amendment to ebank Financial Services, Inc. Stock Option Agreement with James L. Box dated August 29, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 1, 2005, File No. 000-24043.)

10.16	Form of Stock Warrant Agreement for debt guarantees, entered into by and between the Company and each of Messrs. Richard Parlontieri, Stephen Gross, Gary Bremer, Richard Carter, Terry Ferrero, G. Webb Howell and Louis Douglass. (Incorporated by reference to Exhibit 99.6 to the Company’s Schedule TO-I filed on May 15, 2003, File No. 005-61921.)

10.17	Form of Stock Warrant Agreement entered into by and between the Company and each of the holders of Series A Preferred and the accompanying Warrants (including Messrs. Richard D. Jackson, Terry Ferrero, Don Stout, Billy R. Jones and Tommy Duncan) in connection with the private placements of such securities. (Incorporated by reference to Exhibit 99.4 to the Company’s Schedule TO-I filed on May 15, 2003, File No. 005-61921.)

10.18	Form of Registration Rights Agreement entered into by and between the Company and each of the holders of Series A Preferred and the accompanying Warrants (including Messrs. Richard D. Jackson, Terry Ferrero, Don Stout, Billy R. Jones and Tommy Duncan) who purchased such securities in connection with the first and second private placements of such securities. (Incorporated by reference to Exhibit 99.2 to the Company’s Schedule TO-I filed on May 15, 2003, File No. 005-61921.)

10.19	Form of Registration Rights Agreement entered into by and between the Company and the holder of Series A Preferred and the accompanying Warrants who purchased such securities in connection with the third private placements of such securities. (Incorporated by reference to Exhibit 99.3 to the Company’s Schedule TO-I filed on May 15, 2003, File No. 005-61921.)

10.20	Form of Subscription Agreement for sales of common stock of ebank Financial Services, Inc. to purchasers (including Messrs. Richard D. Jackson, Gary Bremer, Terry Ferrero, Don Stout, James L. Box, Wayne W. Byers, Michael Curasi, Billy R. Jones, Edward L. Terry and Gary Rhineheart) in the Company’s public offering, which closed June 10, 2004. (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form SB-2/A filed on February 9, 2004, File No. 333-110819.)

10.21	Letter Agreement between ebank Financial Services, Inc. and Billy Jones regarding the Subscription Agreement submitted by Mr. Jones in connection with the Company’s public offering, which closed June 10, 2004 (Incorporated by reference to Exhibit 99.4 to Amendment No. 1 to Statement on Schedule 13D filed by Mr. Jones on March 23, 2004.)

10.22	Subscription Agreement between ebank Financial Services, Inc. and Tommy J. Duncan for private placement of common stock, dated December 28, 2004. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2005, File No. 000-24043.)

10.23	Subscription Agreement between ebank Financial Services, Inc. and Terry L. Ferrero for private placement of common stock, dated December 30, 2004. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2005, File No. 000-24043.)

10.24	Standstill Agreement by and between ebank Financial Services, Inc. and Edward L. Terry and Gary R. Rhineheart (and certain of their related interests), dated May 16, 2005. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 17, 2005, File No. 000-24043.)

10.25	*Summary Description of the 2005 Executive Cash Bonus Plan (Incorporated by reference to the information contained in Item 1.01 under the heading “Approval of 2005 Executive Cash Bonus Opportunities” of the Company’s Form 8-K filed on July 1, 2005, File No. 000-24043.)

10.26	*Summary Description of Amendment to the 2005 Executive Cash Bonus Plan (Incorporated by reference to the information contained in Item 1.01 of the Company’s Form 8-K filed on September 22, 2005, File No. 000-24043.)

10.27	*Summary Description of Director Compensation Arrangements (as amended), filed herewith.

21.1.	Subsidiary of the Company

23.1	Consent of Porter Keadle Moore, LLP

24	Power of Attorney (contained on the signature page hereof)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 is set forth under the caption “Independent Registered Public Accountants” in the Proxy Statement and is incorporated herein by reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebank Financial Services, Inc.

Date: March 29, 2006	By:	/s/ James L. Box

James L. Box
President and Chief Executive Officer
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James L. Box, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James L. Box

James L. Box	Director	March 29, 2006

/s/ Gary M. Bremer

Gary M. Bremer	Director	March 29, 2006

/s/ Greg Corona

Greg Corona	Director	March 29, 2006

/s/ Walter Drakeford

Walter Drakeford	Director	March 29, 2006

/s/ Terry L. Ferrero

Terry L. Ferrero	Director	March 29, 2006

/s/ Richard D. Jackson

Richard D. Jackson	Director	March 29, 2006

/s/ Kevin Link

Kevin Link	Director	March 29, 2006

/s/ Don Stout

Don Stout	Director	March 29, 2006

/s/ Edward L. Terry

Edward L. Terry	Director	March 29, 2006

/s/ Wayne W. Byers	Chief Financial Officer and Principal Accounting Officer	March 29, 2006

Wayne W. Byers

ebank Financial Services, Inc.
and Subsidiary
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

ebank Financial Services, Inc. and Subsidiary
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Consolidated balance sheets	F-2
Consolidated statements of operations	F-3
Consolidated statements of comprehensive income (loss)	F-4
Consolidated statements of stockholders’ equity	F-5
Consolidated statements of cash flows	F-6
Notes to consolidated financial statements	F-7 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
ebank Financial Services, Inc. and Subsidiary
We have audited the accompanying consolidated balance sheets of ebank Financial Services, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ebank Financial Services, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ PORTER KEADLE MOORE, LLP
Atlanta, Georgia
March 22, 2006

ebank Financial Services, Inc.
and Subsidiary
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
Assets
Cash and due from banks	$660,307	$327,054
Federal funds sold	5,189,000	1,539,000
Interest-bearing deposits in banks	529,467	58,212

Cash and cash equivalents	6,378,774	1,924,266

Securities available for sale	21,789,026	17,798,362
Other securities	621,400	964,700

Loans	95,406,250	86,670,410
Less allowance for loan losses	(805,461)	(1,013,372)

Loans, net	94,600,789	85,657,038

Premises and equipment	406,495	411,708
Other real estate owned	1,793,626	928,265
Accrued interest receivable and other assets	1,598,744	1,087,436

Total assets	$127,188,854	$108,771,775

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$7,041,965	$7,232,990
Interest-bearing	99,742,035	64,254,967

Total deposits	106,784,000	71,487,957

Other borrowings	9,000,000	16,500,000
Repurchase agreements	—	10,000,000
Accrued interest payable and other liabilities	385,104	252,529

Total liabilities	116,169,104	98,240,486

Commitments

Stockholders’ equity:
Series A preferred stock, par value, $.01; 8% cumulative; convertible; 10,000,000 shares authorized; 2,316,912 and 2,374,312 issued and outstanding; accumulated undeclared dividends of $1,316,514 and $874,267 (liquidation preference $5,792,280 and $5,935,780 plus accumulated unpaid dividends)	23,169	23,743
Common stock, par value $.01; 15,000,000 shares authorized; 6,440,991 and 6,364,423 issued and outstanding
	64,410	63,644
Capital surplus	23,360,285	23,363,077
Accumulated deficit	(11,963,855)	(12,781,559)
Accumulated other comprehensive loss	(464,259)	(137,616)

Total stockholders’ equity	11,019,750	10,531,289

Total liabilities and stockholders’ equity	$127,188,854	$108,771,775

See Notes to Consolidated Financial Statements.

ebank Financial Services, Inc.
and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Interest income:
Loans	$7,060,350	$5,604,575
Taxable securities	1,059,184	1,142,797
Federal funds sold	463,326	32,355
Other investments	34,652	17,924
Interest-earning deposits	5,712	1,630

Total interest income	8,623,224	6,799,281

Interest expense:
Deposits	3,090,164	1,874,526
Other borrowings	516,309	345,990

Total interest expense	3,606,473	2,220,516

Net interest income	5,016,751	4,578,765
Provision for loan losses	300,000	1,156,000

Net interest income after provision for loan losses	4,716,751	3,422,765

Other income:
Gain on sale of investments, net	—	53,382
Service charges and other fees	115,228	104,526
Gain on sale of real estate owned	33,389	—
Miscellaneous	76,243	20,734

Total other income	224,860	178,642

Other expense:
Salaries and employee benefits	2,209,790	1,968,885
Equipment and occupancy expenses	757,879	780,589
Professional and other outside services	586,302	423,613
Other operating expenses	569,936	492,140

Total other expenses	4,123,907	3,665,227

Net earnings (loss)	817,704	(63,820)

Undeclared preferred stock dividends arising during the year	(463,482)	(476,163)

Net earnings (loss) attributable to common stockholders	$354,222	$(539,983)

Basic and diluted earnings (loss) per common share	$0.06	$(0.12)

See Notes to Consolidated Financial Statements.

ebank Financial Services, Inc.
and Subsidiary
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Net earnings (loss)	$817,704	$(63,820)

Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during the period, net of taxes of $199,860 and $22,461	(326,643)	36,708

Reclassification adjustment for gains included in net loss, net of taxes of $0 and $20,264	—	(33,118)

Total other comprehensive income (loss)	(326,643)	3,590

Comprehensive income (loss)	$491,061	$(60,230)

See Notes to Consolidated Financial Statements.

ebank Financial Services, Inc.
and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

							Accumulated
							Other	Total
	Preferred Stock		Common Stock		Capital	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Surplus	Deficit	Loss	Equity

Balance, December 31, 2003	2,396,800	$23,968	2,074,723	$20,747	$19,173,141	$(12,717,739)	$(141,206)	$6,358,911

Conversion of preferred stock	(22,488)	(225)	22,488	225	—	—	—	—

Common stock issued for preferred stock dividends	—	—	7,954	80	(80)	—	—	—

Common stock issued in stock offerings, net of offering expenses of $367,391	—	—	4,259,258	42,592	4,190,016	—	—	4,232,608

Change in unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	3,590	3,590

Net loss	—	—	—	—	—	(63,820)	—	(63,820)

Balance, December 31, 2004	2,374,312	23,743	6,364,423	63,644	23,363,077	(12,781,559)	(137,616)	10,531,289

Conversion of preferred stock	(57,400)	(574)	57,400	574	—	—	—	—

Common stock issued for preferred stock dividends	—	—	19,168	192	(192)	—	—	—

Change in unrealized loss on securities available for sale, net of tax	—	—	—	—	—	—	(326,643)	(326,643)

Offering expenses	—	—	—	—	(2,600)	—	—	(2,600)

Net earnings	—	—	—	—	—	817,704	—	817,704

Balance, December 31, 2005	2,316,912	$23,169	6,440,991	$64,410	$23,360,285	$(11,963,855)	$(464,259)	$11,019,750

See Notes to Consolidated Financial Statements.

ebank Financial Services, Inc.
and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
OPERATING ACTIVITIES:
Net earnings (loss)	$817,704	$(63,820)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Gain on sale of investments, net	—	(53,382)
Gain on sale of real estate owned	(33,389)	—
Net amortization of securities	9,553	555
Depreciation and amortization of premises and equipment	172,474	213,803
Provision for loan losses	300,000	1,156,000
Change in deferred loan fees and costs	24,089	5,961
Change in interest receivable	(209,842)	37,924
Change in interest payable	85,788	(20,561)
Net other operating activities	(76,400)	373,414

Net cash and cash equivalents provided by operating activities	1,089,977	1,649,894

INVESTING ACTIVITIES:
Purchases of securities available for sale	(5,526,720)	(12,145,468)
Purchase of other securities	—	(514,700)
Proceeds from paydowns and maturities of securities available for sale	1,000,000	9,499,774
Proceeds from sale of securities available for sale	—	5,667,305
Proceeds from sale of other securities	343,300	—
Net change in loans	(10,078,231)	(8,231,932)
Purchase of premises and equipment	(167,261)	(90,451)
Proceeds from sale of other real estate owned	—	501,304

Net cash and cash equivalents used in investing activities	(14,428,912)	(5,314,168)

FINANCING ACTIVITIES:
Net change in deposits	35,296,043	(23,999,472)
Net proceeds from common stock offerings	—	4,232,608
Proceeds from other borrowings	—	7,500,000
Repayment of other borrowings	(7,500,000)	(372,444)
Change in repurchase agreements	(10,000,000)	10,000,000
Offering expenses paid	(2,600)	—

Net cash and cash equivalents provided (used) by financing activities	17,793,443	(2,639,308)

Net change in cash and cash equivalents	4,454,508	(6,303,582)

Cash and cash equivalents at beginning of year	1,924,266	8,227,848

Cash and cash equivalents at end of year	$6,378,774	$1,924,266

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$3,520,685	$2,241,077
Supplemental disclosures of noncash investing and financing activities:
Transfer of loans to other real estate owned	$1,303,751	$1,227,842
Financed sales of other real estate owned	$493,360	$—
Common stock issued for preferred stock dividend	$192	$80
Change in accumulated other comprehensive loss, net of tax	$(326,643)	$3,590
Conversion of preferred stock to common stock	$574	$225
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

The Company maintains amounts due from banks which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Reserve requirements maintained with the Federal Reserve Bank totaled $159,000 and $89,000 at December 31, 2005 and 2004, respectively.
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

The allowance is an amount that management believes will be adequate to absorb estimated losses in the loan portfolio. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. In order to assist in determining the adequacy of the loan loss allowance, management assigns loan grades and monitors the loan grade accuracy to determine the correctness of the assigned grade. Loans graded 6 and above are reviewed monthly and are included in a monthly classified asset summary report. Other loans with classifications of 5 or below are reviewed at renewal or annually dependent on the maturity date. Additionally, management utilizes an independent external loan review firm as an added control to evaluate the reasonableness of the loan ratings and the controls over the loan rating process. Management reports the sufficiency of the allowance monthly to the board. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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
When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in earnings for the period. The cost of maintenance and repairs that do not improve or extend the useful life of the respective asset is charged to earnings as incurred, whereas significant renewals and improvements are capitalized.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock Compensation Plans
Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Accordingly, the Company has recorded no expense in 2005 or 2004 related to its stock options. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided the following pro forma disclosures of net loss and net loss per common share and other disclosures, as if the fair value based method of accounting had been applied.

		Years Ended December 31,
		2005	2004

Net earnings (loss) attributable to common stockholders	As reported	$354,222	$(539,983)
	Effect of stock option grants	(38,244)	(138,643)

	Pro forma	$315,978	$(678,626)

Basic and diluted loss per share	As reported	$.06	$(.12)
	Pro forma	$.05	$(.15)
The fair value of each option grant ($.36 and $.43 for 2005 and 2004, respectively) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004

Dividend yield	0%	0%
Expected life	10 years	10 years
Expected volatility	1.1021	1.1768
Risk-free interest rate	4.06%	4.28%
Earnings (Loss) Per Common Share
Basic earnings or loss per common share is computed by dividing net earnings or loss less preferred dividends by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per common share is computed by dividing net earnings or loss less preferred dividends minus the income effect of potential common shares that are dilutive by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares (totaling 3,907,948 and 4,315,228 shares at December 31, 2005 and 2004, respectively) consist of stock options and warrants and convertible preferred stock. At December 31, 2005, all potential common shares would be anti-dilutive, and therefore, diluted earnings per share is the same as basic earnings per share in the consolidated financial statements. At December 31, 2004, all potential common shares would be anti-dilutive, and therefore, diluted loss per share is the same as basic loss per share in the consolidated financial statements. The weighted-average number of common shares outstanding for 2005 and 2004 were 6,378,160 and 4,498,777, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recent Accounting Pronouncements
In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123 (R)”). SFAS No. 123 (R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123 (R) is effective for the Company beginning January 1, 2006. The Company will adopt SFAS No. 123 (R) in the first quarter of 2006. The financial statement impact is not expected to be significant since there are few unvested options at January 1, 2006.
Other accounting standards that have been issued or proposed by the FASB and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on the Company’s Consolidated Financial Statements upon adoption.
Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net earnings (loss), are components of comprehensive income (loss).

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

Through December 31, 2004, the Company has incurred accumulated deficits of $12.8 million. Net losses of $64 thousand, $120 thousand, $990 thousand, $994 thousand and $6.8 million were recognized for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. For the year ended December 31, 2005, the Company reported net earnings of $817 thousand. For the years ended December 31, 2005, 2004 and 2003, the Company’s cash flow from operating activities was a positive $1.1 million, $1.7 million and $7.7 million, respectively; as compared to negative cash flows operating activities of $6.6 million, $1.0 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Because of the losses and negative cash flows incurred through 2000, the Company was forced to revise its business strategy and revert to traditional banking services. The Company will continue to use basic Internet services as an available resource in the delivery of the Company’s services.

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

In 2004, the Company raised net proceeds of $4,232,608 from the sale of its common stock, including 3,703,704 shares sold in a public offering and 555,554 shares sold in a private placement. The proceeds of the offerings were used to support the Company’s growth.

The Company is continuing to pursue its plan of improving net interest margins and controlling expenses all towards the goal of continued profitable operating results and improved financial condition. The Company’s financial statements and disclosures are presented as a going concern.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 3. SECURITIES
     The amortized cost and fair value of securities available for sale are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
December 31, 2005:
U.S government and agency securities	$20,480,515	$—	$(538,651)	$19,941,864
Corporate securities	2,056,831	—	(209,669)	1,847,162

	$22,537,346	$—	$(748,320)	$21,789,026

Securities available for sale
December 31, 2004:
U.S government and agency securities	$16,991,218	$8,872	$(230,916)	$16,769,174
Corporate securities	1,028,961	227	—	1,029,188

	$18,020,179	$9,099	$(230,916)	$17,798,362

Other securities consist of FHLB stock that the Company is required to hold to obtain FHLB advances and for which there is no readily ascertainable market value.

There were no securities sold during 2005. Proceeds from sales of securities available for sale during 2004 were $5,667,305. Gross gains of $67,674 and gross losses of $14,292 were realized on those sales.

Securities with a carrying value of $8,686,875 and $3,910,000 at December 31, 2005 and 2004, respectively, were pledged to secure Federal Home Loan Bank advances. There were no securities pledged to secure repurchase agreements at December 31, 2005. Securities with a carrying value of $10,500,422 at December 31, 2004 were pledged to secure repurchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 3. SECURITIES (Continued)
The amortized cost and fair value of debt securities as of December 31, 2005 by contractual maturity are shown below.

	Securities Available for Sale
	Amortized	Fair
	Cost	Value
Less than one year	$500,000	$496,719
One to five years	1,531,927	1,404,240
Five to ten years	3,020,660	2,910,959
Over ten years	17,484,759	16,977,108

	$22,537,346	$21,789,026

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuously unrealized loss position at December 31, 2005 and 2004.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005:
U. S. government and agency securities	$8,357,558	$127,270	$11,584,306	$411,381	$19,941,864	$538,651
Corporate securities	906,896	125,031	440,266	84,638	1,347,162	209,669

Total	$9,264,454	$252,301	$12,024,572	$496,019	$21,289,026	$748,320

December 31, 2004:
U. S. government and agency securities	$9,833,464	$159,041	$2,928,125	$71,875	$12,761,589	$230,916

At December 31, 2005, unrealized losses in the investment securities portfolio related to debt securities totaled $748,320. The unrealized losses on these debt securities arose due to changing interest rates and are considered to be temporary. From the December 31, 2005 tables above, all securities issued by U.S. government agencies contained unrealized losses and 3 out of 4 securities issued by corporations contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and, for the U. S. government agency securities, the repayment sources of principal and interest are government backed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 4. LOANS
The composition of loans is summarized as follows:

	December 31,
	2005	2004
Commercial	$9,500,951	$12,901,503
Real estate – individual	56,500,669	42,997,216
Real estate – commercial	22,068,453	22,691,243
Consumer installment and other	7,474,625	8,194,807

	95,544,698	86,784,769
Deferred loan fees and costs	(138,448)	(114,359)
Allowance for loan losses	(805,461)	(1,013,372)

Loans, net	$94,600,789	$85,657,038

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2005	2004
Balance, beginning of year	$1,013,372	$1,204,754
Provision for loan losses	300,000	1,156,000
Loans charged off	(517,911)	(1,347,382)
Recoveries of loans previously charged off	10,000	—

Balance, end of year	$805,461	$1,013,372

The total recorded investment in impaired loans was $2,547,987 and $2,048,261 at December 31, 2005 and 2004, respectively. The impaired loans had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaling $205,675 and $337,896 at December 31, 2005 and 2004, respectively. The average recorded investment in impaired loans for 2005 and 2004 was $1,500,369 and $2,167,013, respectively. Interest income recognized for cash payments received on impaired loans was $2,394 and $29,793 for the years ended December 31, 2005 and 2004, respectively.
As of December 31, 2005, and 2004 troubled loans that have been restructured total $239,642 and $156,000 respectively.
In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates. The Company’s policy is that the interest rates on these loans must be substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2005 are as follows:

Balance, beginning of year	$2,698,357
Advances	586,609
Repayments	(914,787)
Balance, end of year	$2,370,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 5. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2005	2004
Leasehold improvements	$246,892	$243,650
Furniture, fixtures and equipment	1,682,452	1,621,130
Computer software and Internet technology	1,549,271	1,446,574

	3,478,615	3,311,354
Accumulated depreciation and amortization	(3,072,120)	(2,899,646)

	$406,495	$411,708

The Company leases its banking facilities and offices pursuant to operating leases. Rental expense was $257,954 and $269,691 for the years ended December 31, 2005 and 2004, respectively.

The future minimum lease payments under the operating leases at December 31, 2005 are as follows:

2006	$239,421
2007	231,971
2008	125,094
2009	59,713
$656,198

NOTE 6. DEPOSITS
The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $15,985,967 and $22,480,805, respectively. The Company had brokered deposits of $5,387,076 and $15,882,142 at December 31, 2005 and 2004, respectively. The weighted average interest rate on brokered deposits at December 31, 2005 and 2004 was 2.68% and 2.34%, respectively. The scheduled maturities of time deposits at December 31, 2005 are as follows:

2006	$29,872,277
2007	4,035,431
2008	343,919
2009	686,097
2010	148,645

$35,086,369

At December 31, 2005 and 2004, deposits from directors, executive officers and their related interests totaled $1,223,863 and $1,520,389, respectively. These deposits were taken in the normal course of business at market interest rates.

The Bank had one customer with total deposit balance greater than 5% of total deposits, with a balance of approximately $5,607,000 and $4,257,000 as of December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 7. OTHER BORROWINGS
Other borrowings consist of the following:

	December 31,
	2005	2004
Advance from Federal Home Loan Bank, interest payable quarterly at 3.91% until November 7, 2006 when the rate may be converted to the three-month LIBOR, matures November 7, 2011, collateralized by securities and first mortgage loans	$4,000,000	$4,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 2.71%, matures April 25, 2006, collateralized by securities and first mortgage loans	5,000,000	5,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 2.97%, matures December 8, 2005, collateralized by securities and first mortgage loans	—	6,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 2.75%, matures March 30, 2005, collateralized by securities and first mortgage loans	—	1,500,000

	$9,000,000	$16,500,000

Aggregate maturities required on other borrowings at December 31, 2005 are due in future years as follows:

2006	5,000,000
2011	4,000,000

$9,000,000

Additionally, at December 31, 2005 the Bank had $3,000,000 available for the purchase of overnight federal funds from a correspondent financial institution.
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
A summary of the preferred stock issued as of December 31, 2005 follows:

Capital units sold (net of 28,272 units converted)	579,228

Gross proceeds from offerings	$6,075,000

Offering costs including placement agent commission	(612,796)

Net proceeds received from offerings	$5,462,204

Series A Preferred shares issued	2,430,000
Series A Preferred shares converted to common	(113,088)

Series A Preferred shares issued and outstanding	2,316,912

Accumulated undeclared dividends	$1,316,514

Common stock available for purchase under warrants issued to preferred shareholders	759,120
Common stock available for purchase under warrants issued to placement agent	200,000

Total common stock available for purchase under warrants related to Series A preferred	959,120

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 9. STOCK OPTIONS AND STOCK WARRANTS
In May 1999, the Company’s stockholders approved the 1998 ebank.com, Inc. Stock Incentive Plan (“Plan”), which authorizes the grant of stock options to eligible employees, officers and directors. The Plan, as amended by the Company’s stockholders on May 16, 2005, limits the maximum number of shares for issuance to 650,000. Under the Plan, the Company may grant either incentive stock options or nonqualified stock options.

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

Effective August 9, 2004, the Company granted a nonqualified stock option to the Chief Executive Officer to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.25 per share, the fair market value of the common stock on the date of grant. These options were exercisable immediately and expire ten years from the date of grant. These options represent a single grant issued outside of the terms of the Plan.

Summarized information related to the stock options is as follows:

	Years Ended December 31,
	2005		2004
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price
Under option, beginning of year	362,917	$2.37	212,917	$3.16
Granted	106,000	$1.08	150,000	$1.25
Terminated	—	$—	—	$—

Under option, end of year	468,917	$2.08	362,917	$2.37

Exercisable, end of year	458,917	$2.10	349,917	$2.41

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Shares	Contractual	Exercise	Shares	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$10.00	5,667	3 years	$10.00	5,667	$10.00
$2.38 - $3.75	168,250	6 years	$3.31	168,250	$3.31
$1.05 - $1.95	295,000	8 years	$1.19	285,000	$1.19

Outstanding at end of year	468,917	8 years	$2.08	458,917	$2.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 9. STOCK OPTIONS AND STOCK WARRANTS (Continued)
The Company has issued stock warrants to purchase shares of common stock (1) in connection with the sale of preferred stock, (2) in connection with a debt guaranty provided by the Company’s organizing directors, and (3) for payment of services rendered. The warrants generally expire five years from date of grant, except for warrants to purchase an aggregate of 159,999 shares of common stock issued in connection with the debt guaranty which expire ten years after the date of grant. Additionally, during 2003 the Company repriced to $1.75 per share warrants to purchase an aggregate of 126,874 shares of common stock previously issued in payment of services rendered and reset the expiration date to three years from June 26, 2003. Therefore these repriced warrants are subject to variable accounting from the modification date to the date the warrants are exercised, forfeited or expired. No compensation expense was required to be recognized on these warrants as of December 31, 2005 and 2004. Summarized information related to the stock warrants is as follows:

		Years Ended December 31,
	2005		2004
		Weighted-
		Average		Weighted-
		Exercise		Average
	Number	Price	Number	Exercise Price
Stock warrants issued and exercisable, beginning of year	1,577,999	$3.50	1,577,999	$3.50
Stock warrants expired	(455,880)	$(3.50)	—	$—

Stock warrants issued and exercisable, end of year	1,122,119	$3.50	1,577,999	$3.50

NOTE 10. INCOME TAXES
There is no provision for income taxes recorded in the statements of operations due to the offsetting nature of the following components of income tax expense:

	December 31,
	2005	2004
Deferred income tax benefit	$267,189	$25,280
Change in valuation allowance	$(267,189)	$(25,280)

Income tax expense	$—	$—

The components of deferred income taxes are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Loan loss allowance	$48,866	$171,733
Unrealized losses on securities available for sale	284,062	84,202
Net operating loss carryforward	4,175,705	4,342,596
Premises and equipment	9,651	37,568
Other real estate owned	205,262	99,355
Other	58,321	113,742

Total gross deferred tax assets	4,781,867	4,849,196
Valuation allowance	(4,497,805)	(4,764,994)

Net deferred taxes	$284,062	$84,202

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 10. INCOME TAXES (Continued)
At December 31, 2005, the Company has available net operating loss carryforwards of approximately $10,700,000 for federal income tax purposes. If unused, the carryforwards will expire beginning in 2018.

The future tax consequences of the difference between the financial reporting and tax bases of the Company’s assets and liabilities resulted in a net deferred tax asset. A valuation allowance was established for the net deferred tax asset, as the realization of the deferred tax assets is dependent on future taxable income.
NOTE 11. COMMITMENTS
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

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

A summary of the Company’s financial instruments whose contract amounts represent credit risk is as follows:

	December 31,
	2005	2004
Commitments to extend credit	$13,414,000	$15,083,000
Standby letters of credit	$337,000	$50,000
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

Approximately 82% of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company’s primary market area. The other significant concentrations of credit by type of loan are set forth in Note 4.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 15% of unimpaired capital and surplus, as defined by OTS regulations, or approximately $1,750,000 at December 31, 2005.
NOTE 13. REGULATORY MATTERS
The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005, no amounts were available for dividend declaration without regulatory approval.

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

The most recent notice from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain the minimum requirements for total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution’s category.

The OTS requested in the third quarter of 2003 that the Bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”) effective September 30, 2003. The OTS based its request on the fact that the proportion of the Bank’s loan portfolio that consists of “non-homogenous” (i.e., nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. At December 31, 2005, the Bank is well capitalized at 13.81%. Management believes that, as of December 31, 2005 and 2004, the Bank met all capital requirements to which to which it is subject.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 13. REGULATORY MATTERS (Continued)
The Bank’s actual capital amounts and ratios are presented in the following tables.

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in Thousands)

As of December 31, 2005:
Total Capital to Risk-weighted Assets	$11,983	13.81%	$6,942	8.00%	$8,677	10.00%
Tier I Capital to Risk-weighted Assets	$11,178	12.88%	$3,471	4.00%	$5,206	6.00%
Tier I Capital to Total Assets	$11,178	8.78%	$5,138	4.00%	$6,423	5.00%
Tangible Capital to Total Assets	$11,178	8.78%	$1,927	1.50%	N/A	N/A

As of December 31, 2004:
Total Capital to Risk-weighted Assets	$11,029	14.49%	$6,088	8.00%	$7,610	10.00%
Tier I Capital to Risk-weighted Assets	$10,078	13.24%	$3,044	4.00%	$4,566	6.00%
Tier I Capital to Total Assets	$10,078	9.31%	$4,406	4.00%	$5,507	5.00%
Tangible Capital to Total Assets	$10,078	9.31%	$1,652	1.50%	N/A	N/A
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
Off-Balance-Sheet Instruments:
Fair values of the Company’s off-balance-sheet financial instruments are based on fees currently charged to enter into similar agreements. Since the majority of the Company’s off-balance-sheet instruments consist of nonfee producing, variable-rate commitments, both the carrying amounts and fair values of these items are insignificant.
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
The carrying amounts and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash, due from banks, interest- bearing deposits in banks and federal funds sold	$6,378,774	$6,378,774	$1,924,266	$1,924,266
Securities available for sale	$21,789,026	$21,789,026	$17,798,362	$17,798,362
Other securities	$621,400	$621,400	$964,700	$964,700
Loans, net	$94,600,789	$94,494,000	$85,657,038	$86,677,000

Financial liabilities:
Deposits	$106,784,000	$104,218,000	$71,487,957	$71,578,181
Other borrowings	$9,000,000	$8,686,000	$16,500,000	$16,588,000
Repurchase agreements	$—	$—	$10,000,000	$10,000,000
NOTE 15. SUPPLEMENTAL FINANCIAL DATA
Components of other expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2005	2004
Other expense:
Telecommunications	$98,050	$123,495
Regulatory and supervisory assessments	$95,053	$93,737
Business tax and insurance premiums	$75,624	$75,036
Other general	$97,687	$78,958
NOTE 16. EMPLOYEE BENEFIT PLAN
The Company has a 401(k) plan that is available to substantially all employees subject to certain minimum age and service requirements. Under this plan, employees may contribute up to 15% of their compensation subject to certain limitations based upon federal tax laws. The Company matches employee contributions dollar for dollar up to the first 4% of an employee’s compensation contributed to the Plan. The Company’s contribution pursuant to this formula was approximately $37,000 in 2005. The Company did not make any contributions in 2004. Matching contributions vest immediately. Investments of the plan are selected by plan participants from a wide variety of available investment options provided by a third party trustee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 17. PARENT COMPANY FINANCIAL INFORMATION
The following information presents the condensed balance sheets, statements of operations and cash flows of ebank Financial Services, Inc. as of and for the years ended December 31, 2005 and 2004:
CONDENSED BALANCE SHEETS

	2005	2004
Assets:
Cash	$3,863	$10,479
Federal funds sold	325,000	539,000

Cash and cash equivalents	328,863	549,479
Investment in subsidiary	10,713,340	9,940,852
Other assets	8,333	75,768

Total assets	$11,050,536	$10,566,099

Liabilities:
Other liabilities	$30,786	$34,810

Total liabilities	30,786	34,810

Stockholders’ equity	11,019,750	10,531,289

Total liabilities and stockholders’ equity	$11,050,536	$10,566,099

CONDENSED STATEMENTS OF OPERATIONS

	2005	2004
Income:
Other	$15,020	$6,147

Total income	15,020	6,147

Expenses:
Interest	—	11,208
Professional and other outside services	192,018	148,518
Other operating expenses	104,428	10,665

Total expenses	296,446	170,391

Loss before equity in undistributed earnings of subsidiary	(281,426)	(164,244)

Equity in net earnings of subsidiary	1,099,130	100,424

Net earnings (loss)	$817,704	$(63,820)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
NOTE 17. PARENT COMPANY FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004
OPERATING ACTIVITIES
Net earnings (loss)	$817,704	$(63,820)
Adjustments to reconcile net earnings (loss) to net cash and cash equivalents provided (used) by operating activities:
Equity in undistributed earnings of subsidiary	(1,099,130)	(100,424)
Net other operating activities	63,410	6,729

Net cash and cash equivalents used by operating activities	(218,016)	(157,515)

INVESTING ACTIVITIES
Consisting solely of investment in subsidiary	—	(3,550,000)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	—	4,232,608
Offering expenses paid	(2,600)	—
Repayment of other borrowings	—	(372,444)

Net cash and cash equivalents (used) provided by financing activities	(2,600)	3,860,164

Net change in cash and cash equivalents	(220,616)	152,649

Cash and cash equivalents at beginning of year	549,479	396,830

Cash and cash equivalents at end of year	$328,863	$549,479