Form 10QSB
period 2006-03-31
EBANK FINANCIAL SERVICES INC
filed 2006-05-15
CIK 1050725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
     6,463,679 shares of common stock, par value $.01 per share, were issued and outstanding as of May 1, 2006.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
PART II
Item 1. Legal Proceedings
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-10.1 LEASE AGREEMENT
EX-10.2 FIRST AMENDMENT TO LEASE AGREEMENT
EX-10.3 SECOND AMENDMENT TO LEASE AGREEMENT
EX-10.4 THIRD AMENDMENT TO LEASE AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2006	2005
Interest income:
Loans, including fees	$1,935,837	$1,518,922
Interest-bearing deposits	6,487	385
Investment securities:
U.S. Government agencies and corporations	344,603	237,527
Other investments	11,861	10,425
Federal funds sold	67,196	26,090

Total interest income	2,365,984	1,793,349

Interest expense:
Deposits	1,017,852	473,120
Other borrowings	74,195	166,922

Total interest expense	1,092,047	640,042

Net interest income	1,273,937	1,153,307
Provision for loan losses	52,000	27,000

Interest income after provision for loan losses	1,221,937	1,126,307

Other income:
Deposit fees	35,798	28,746
Miscellaneous	28,734	5,037

Total other income	64,532	33,783

Other expense:
Salaries and other compensation	471,403	423,924
Employee benefits	104,607	85,940
Net occupancy and equipment expense	205,931	179,191
Professional and other outside services	136,735	126,483
Other expense	182,294	128,972

Total other expenses	1,100,970	944,510

Net earnings	185,499	215,580

Preferred stock dividends paid during the quarter upon conversion of shares of preferred stock	(9,696)	(2,036)
Preferred stock dividends arising during the quarter	(113,470)	(116,843)

Net earnings attributable to common stockholders	$62,333	$96,701

Basic and fully diluted earnings per common share	$.01	$.02
     The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the three months ended
	March 31,
	2006	2005
Net earnings	$185,499	$215,580
Other comprehensive income:
Unrealized (losses) gains on securities available for sale:
Holding losses arising during the period, net of taxes of $56,841 and $92,344, respectively	(92,898)	(150,923)

Comprehensive income	$92,601	$64,657

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$185,499	$215,580
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss on sale and write-down of real estate owned	127,916	—
Net accretion of investment securities	2,352	1,717
Depreciation expense	42,846	44,979
Provision for loan losses	52,000	27,000
Change in deferred loan fees and costs	18,425	14,777
Change in other assets	(417,218)	18,758
Change in accrued interest receivable	52,231	86,526
Change in accrued interest payable	42,595	42,180
Change in other liabilities	(71,741)	(36,827)

Net cash provided by operating activities	34,905	414,690

Cash flows from investing activities:
Maturities of securities available for sale	44,037	1,000,000
Purchase of securities available-for-sale	(6,017,379)	(1,038,595)
Purchase of other securities	(37,400)	—
Proceeds from sale of other investments	—	5,800
Loan repayments, net of loans originated	2,620,498	(5,436,617)
Proceeds from sale of other real estate owned	1,212,811	—
Purchases of premises and equipment	(101,994)	(34,583)

Net cash used by investing activities	(2,279,427)	(5,503,995)

Cash flows from financing activities:
Net increase in deposits	18,542,124	12,848,829
Proceeds from overnight borrowings	—	2,959,000
Repayments on other borrowings	—	(11,500,000)
Stock offering costs	—	(2,600)

Net cash provided by financing activities	18,542,124	4,305,229

Change in cash and cash equivalents	16,297,602	(784,076)
Cash and cash equivalents:
Beginning of period	6,378,774	1,924,266

End of period	$22,676,376	$1,140,190

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.
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
Significant Accounting Policies
     The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. Many of the Company’s accounting policies require significant judgment regarding valuation of assets and liabilities and/or significant interpretation of the specific accounting guidance. A description of the Company’s significant accounting policies can be found in Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2005 annual report to shareholders. The following is a summary of the more judgmental and complex accounting policies of the Company.
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

Stock Compensation Plans
     Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). There was no stock-based employee compensation cost recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified prospective method. The Company did not record the resulting $2,682 in compensation cost related to the new accounting treatment in the period ending March 31, 2006. The Company will record this amount and the second quarter compensation cost incurred in connection with the stock options in the quarter ending June 30, 2006. Under the modified prospective method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 10,000 stock options were not fully vested. During the three months ended March 31, 2006, there were 85,000 stock options granted and 33,417 stock options cancelled.
     In May 1999, the Company’s stockholders approved the 1998 Stock Incentive Plan (the “Plan”) which authorizes the grant of stock options to eligible directors, officers and employees. The Plan, as amended, limits the maximum number of shares for issuance to 650,000. The exercise price of the stock options is the fair market value of the common stock on the date of grant. The options generally expire ten years from the date of grant. At March 31, 2006, 279,500 shares remain available for grant under the Plan. Of the 370,500 shares currently under outstanding option agreements, an aggregate of 275,500 of such shares relate to options that are fully vested and are currently exercisable.
     In 2004, the Company granted a nonqualified stock option to the Chief Executive Officer to purchase 150,000 shares of the Company’s common stock. The exercise price of the stock option is $1.25 per share, the fair market value of the common stock on the date of grant. The stock option is exercisable immediately and generally expires ten years from the date of grant. This option represents a single grant issued outside of the terms of the Plan. A summary of stock option information follows:

			Weighted-
	Number of	Range of Per	Aggregate Per	Aggregate
	Shares	Option Price	Share Price	Option Price
Outstanding at December 31, 2005 and March 31, 2006	150,000	$1.25	1.25	0.43

     The following table shows stock option activity for the first quarter of 2006 and includes the non-qualified stock option granted to the Chief Executive Officer relating to 150,000 shares of common stock:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 31, 2005	468,917	$2.08
Granted	85,000	1.42
Exercised	0	0
Forfeited	(33,417)	3.20
Expired	0	0

Outstanding at March 31, 2006	520,500	$1.90	7.6	$68,300

Exercisable at March 31, 2006	425,500	$2.01	7.1	$64,800

     The weighted average fair value of the 85,000 options granted in the first quarter of 2006 was $0.51. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The key assumptions used to determine the fair value of options are presented in the table below.

For the three months
ended
March 31, 2006
Expected volatility	66.37%
Expected dividend yield	0%
Expected life (in years)	10.0
Risk-free rate	4.38% to 4.70%
     The Company determines expected volatility using the Company’s historical monthly volatility over the period beginning January 1, 2004 through March 31, 2006. Management believes that using the 27 month period is a better overall measure of volatility since the Company achieved its first year of profitability in 2005 and recorded a small loss in 2004. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. There were no options exercised during the quarter ended March 31, 2006.
     As of March 31, 2006, there was $47,025 of unrecognized compensation cost related to nonvested stock options granted. This amount includes $2,682 in compensation cost not recognized in the quarter ended March 31, 2006 as discussed above. That cost is expected to be recognized over a weighted-average period of 3.0 years.

     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods.

		For the three months
		ended
		March 31, 2005
Net earnings attributable to common stockholders	As reported	$96,701
	Effect of stock options grants	(3,058)

	Pro forma	$93,643

Basic earnings per share	As reported	$.02
	Pro forma	$.01
NOTE 2 — EARNINGS PER COMMON SHARE
     Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	For the three months ended
	March 31,
	2006	2005
Basic earnings per common share:
Weighted average common shares outstanding	6,444,772	6,365,986

Net earnings	$185,499	$215,580
Preferred stock dividend paid upon conversion of shares of preferred stock	(9,696)	(2,036)
Preferred stock dividend accrued	(113,470)	(116,843)

Net earnings attributable to common stockholders	$62,333	$96,701

Basic and fully diluted earnings per common share	$.01	$.02

     All potentially diluted common shares, except for a small number of stock options, would have an anti-dilutive effect on earnings per share. However, dilutive earnings per share is the same as basic earnings per share for the three months ending March 31, 2006. For the period ending March 31, 2005, all potentially diluted common shares would have an anti-dilutive effect on earnings per share. Therefore, dilutive earnings per share is the same as basic earnings per share for the three months ending March 31, 2005.
NOTE 3 — ISSUANCE OF COMMON STOCK
     The Company is obligated to pay cumulative dividends at a rate of 8% on the outstanding shares of Series A cumulative convertible preferred stock. The dividends on each share accumulate from the date of purchase, whether or not declared. The dividends are payable if and when declared by the Company’s board of directors. At the Company’s option, the Company may pay these dividends in cash or in additional shares of its common stock. At March 31, 2006, the cumulative accrued dividend on the Company’s Series A preferred stock totaled $1,420,892.

NOTE 4 —SUBSEQUENT EVENTS
     On April 19, 2006, in connection with the initial capitalization of ebank Mortgage, LLC, a Georgia limited liability company (“ebank Mortgage”) and a majority owned subsidiary of ebank, ebank and Madison Mortgage Corporation executed the Operating Agreement of ebank Mortgage in their respective capacities as the initial members of ebank Mortgage. Under the terms of the Operating Agreement, ebank owns 51% of the membership interests and Madison Mortgage Corporation owns 49% of the membership interests. In exchange for such membership interests, ebank and Madison Mortgage Corporation made initial capital contributions to ebank Mortgage of $765,000.00 and $735,000.00, respectively. Madison Mortgage Corporation is owned and controlled by Edward L. Terry and Gary R. Rhineheart.
     ebank Mortgage is a “manager-managed” limited liability company under Georgia law. As such, the powers of ebank Mortgage and its business and affairs are generally exercised and managed under the direction of its managers. Pursuant to the terms of the Operating Agreement, ebank Mortgage has two classes of managers, one class appointed by ebank and the other class appointed by Madison Mortgage Corporation. ebank has the right to appoint up to four managers and Madison Mortgage Corporation has the right to appoint up to two managers. ebank Mortgage also entered into a Secondary Marketing and Servicing Agreement with Sunshine Mortgage Corporation, a subsidiary of Madison Mortgage Corporation. Pursuant to the terms of this agreement, Sunshine Mortgage Corporation will perform on behalf of ebank Mortgage various services related to the origination of mortgage loans and will also assist in the sale of mortgage loans in the secondary market. ebank Mortgage will pay Sunshine Mortgage Corporation $450 for each closed loan.
     ebank Mortgage also entered into an Assignment and Assumption Agreement with Whipple Development Corporation. Under the Assignment and Assumption Agreement, ebank Mortgage assumed all of the rights and interest of Whipple Development Corporation in the Lease Agreement, as amended, originally by and between 2401 Lake Park Drive Associates, L.P., as Landlord, and Whipple Development Corporation as initial tenant, for the lease of approximately 2,430 square feet of office space located at 2401 Lake Park Drive, Smyrna, Georgia, 30080. Under the terms of the Lease Agreement, ebank Mortgage is obligated to make monthly rental payments in the amount of $3,138.75 through November 30, 2006, the expiration date of the lease. 2401 Lake Park Drive Associates, L.P. is an entity owned and controlled by Messrs. Terry and Rhineheart.
     Effective April 26, 2006, ebank Mortgage entered into a Warehousing Credit Agreement (the “Credit Agreement”) and related agreements described herein with U.S. Bank National Association, a national banking association (“U.S. Bank”). All capitalized terms in the description set forth below are used as defined in the Credit Agreement and in the related Pledge and Security Agreement.
     The Credit Agreement provides for borrowings of up to $15 million for the interim financing of mortgage loans originated by ebank Mortgage. The Credit Agreement limits the aggregate amount of outstanding advances at any one time to 100% of the Collateral Value (as determined in accordance with the Credit Agreement) of all Pledged Loans (defined generally to include all mortgage loans the purchase or origination of which is funded by advances under the Credit Agreement) and their related collateral documents. The term of the Credit Agreement expires and all borrowings under the Credit Agreement mature on April 13, 2007. As of May 1, 2006, no advances have been made pursuant to the Credit Agreement.
     The interest rate to be paid on advances under the Credit Agreement generally is a variable rate based on the one month LIBOR plus 1.000% per annum. ebank Mortgage also must pay a collateral handling fee of $10.00 for each Mortgage Loan pledged to U.S. Bank under the terms of the Credit Agreement. Additionally, ebank Mortgage must pay a non-use fee for any calendar month in which the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of .125% per annum on the daily average unutilized commitment.

     The Credit Agreement contains certain financial covenants which require ebank Mortgage to, among other items:
•	maintain at all times ebank Mortgage’s members’ equity of at least $1 million;

•	maintain a maximum ratio of indebtedness to ebank Mortgage’s members’ equity of 15.00 to 1.00; and

•	maintain net income of ebank Mortgage at $5,000 or more per fiscal quarter beginning with the fiscal quarter ending December 31, 2006.
     The Credit Agreement also contains covenants limiting the ability of ebank Mortgage to, among other items:
•	grant liens on the assets of ebank Mortgage;

•	incur additional future indebtedness other than:
o	current liabilities for taxes and assessments incurred in the ordinary course of business;

o	accounts payable incurred in the ordinary course of business; and

o	indebtedness for the acquisition of fixed assets, not to exceed $100,000 in the aggregate at any time; and
•	pay any dividend or distribution (including any repurchase or redemption of membership interests), except to the extent necessary to pay an amount equal to the combined federal and state tax liability (if any) of the members arising from their respective allocable share of the earning and profits of ebank Mortgage as long as any such payment does not result in a Default or an Event of Default;
     in each case, without obtaining the prior written consent of U.S. Bank.
     The Credit Agreement includes usual and customary events of default for facilities of this nature (with applicable customary grace periods) and provides that, upon the occurrence and continuation of an Event of Default, U.S. Bank may terminate its commitment under the Credit Agreement and may declare the principal and all accrued interest under the related warehousing promissory note to be immediately due and payable.
     In connection with the execution of the Credit Agreement, ebank Mortgage executed a Pledge and Security Agreement with U.S. Bank pursuant to which ebank Mortgage granted a security interest to U.S. Bank in all mortgage loans funded by advances under the Credit Agreement to secure the obligations of ebank Mortgage under the Credit Agreement.
     As additional security for the obligations of ebank Mortgage under the Credit Agreement, the Company and Madison Mortgage Corporation executed and delivered to U.S. Bank a Joint and Several Guaranty in the aggregate amount of $2 million.

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
Financial Condition
     Total consolidated assets increased by $18,605,579 or 14.6% to $145,794,433 during the three-month period ended March 31, 2006. The increase in assets was primarily related to an increase in cash and cash equivalents and securities available for sale of $16.3 million and $5.8 million, respectively, partially offset by a decrease in net loans of approximately $3.3 million. The decrease in net loans was primarily attributable to a $2.9 million decrease in individual real estate loans. Consumer loans decreased approximately $674 thousand during the period while commercial and commercial mortgage loans increased slightly during the period by approximately $39 thousand and $30 thousand, respectively.
     Total consolidated liabilities increased by $18,512,978 or 15.9% to $134,682,082 during the three-month period ended March 31, 2006. The increase in liabilities is primarily related to a $18.5 million increase in deposits, during the three-month period ended March 31, 2006. We conducted a successful campaign in mid-January focusing on increasing our money market balances in order to repay other borrowings scheduled to mature early in the second quarter.
Results of Operations – Three months ended March 31, 2006 compared to the three months ended March 31, 2005:
     Net earnings for the three months ended March 31, 2006 was $185,499, or $62,333 after taking into account $113,470 in dividends on preferred stock arising during the quarter and $9,696 in dividends on preferred stock paid in connection with a preferred stock conversion during the quarter, compared with net earnings of $215,580, or $96,701 after taking into account $116,843 in dividends on preferred stock arising during the quarter, and $2,036 in dividends on preferred stock paid in connection with preferred stock conversions during the quarter for the three months ended March 31, 2005. Net interest income, before provision for loan losses, for the three-month period ending March 31, 2006 totaled $1,273,937, compared to net interest income, before provision for loan losses, of $1,153,307 for the three-month period ending March 31, 2005.
     Other income earned for the three months ended March 31, 2006 and 2005 was $64,532 and $33,783, respectively. Included in other income for the three months ended March 31, 2006 were deposit fees and miscellaneous income totaling $35,798 and $28,734, respectively. Included in other income for the three months ended March 31, 2005 were deposit fees and miscellaneous income totaling $28,746 and $5,037, respectively.
     Operating expenses for the three-month period ending March 31, 2006 and 2005 totaled $1,100,970 and $944,510, respectively. Operating expenses for the three-month period ending March 31, 2006 increased by $156,460 or 16.6% over the prior year three-month period. Salaries and other compensation increased by $47,479 or 11.2% over the prior year three month period primarily due to an increase in staff. Employee benefits increased by $18,667 or 21.7% primarily due to increases in employee training, director fees, employer paid FICA tax and group medical of $5,880, $4,600, $2,807 and $2,519, respectively. Net occupancy and equipment expense increased $26,740 or 14.9% primarily due to increases in data processing expense of $22,676 which is transaction volume driven and is expected to increase as we continue to increase our customer base. Professional and other outside service expense increase by $10,252 or 8.1% primarily due to an increase in legal expenses incurred in connection with problem loan resolution. Other expense increased by $53,322 or 41.3% primarily due to losses on sales of other real estate of $27,161 and increases in stationary and supplies, FDIC insurance, ATM network fees, OTS examination fees and data communication totaling $11,431, $3,695, $3,468, $3,453 and $3,436, respectively.
     As previously disclosed, management has been continuously monitoring the developments related to the implementation of certain provisions of the Sarbanes-Oxley Act of 2002, particularly with respect to Section 404 of the Act. Section 404 deals with management’s report on internal controls, and will likely require much in the way of resources to plan, implement and document internal controls. Some of the resources will be in the form of management effort devoted to complying with the new rules, but a significant cost will likely be in increased accounting and consulting fees. Management initially believed that these costs would total approximately $100,000 in 2005 based on the previously published guidance and compliance date associated with Section 404. However, in September 2005, the SEC formally extended the Section 404 compliance date for non-accelerated filers, such as the Company, to the first fiscal year ending on or after July 15, 2007. If this compliance date is not extended and no additional relief or other guidance is provided for non-accelerated filers, management believes that a significant cost over the next 12 months will likely be those associated with the Sarbanes-Oxley Act of 2002 compliance implementation.
     The Advisory Committee on Smaller Public Companies, a committee chartered by the SEC to assess the current regulatory system for smaller companies, has issued its final report to the SEC, which proposes certain relief from some of the current Section 404 requirements, as well as additional guidance with respect to implementing Section 404 requirements for smaller companies. However, the SEC is not required to accept any of the recommendations contained in the final report. Management intends to monitor these developments, review any new guidance adopted for small issuers and reassess its previous cost estimates based on these developments.
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
     For the three months ended March 31, 2006, there were thirteen loans totaling $2,974,851 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $163,984 of the $649,556 allowance for loan losses. The remaining $485,572 provision for loan losses is associated with loans evaluated in groups.

     At March 31, 2006, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$222,796	1	$111,398	$—	—	$—	$222,796	1	$111,398	$222,796	1	$111,398

Real Estate – Commercial	1,891,587	5	18,933	771,350	3	4,626	1,120,237	2	14,307	1,120,237	2	14,307

Real Estate – Individual	756,720	4	20,488	565,769	3	1,393	190,951	1	19,095	190,951	1	19,095

Installment – Individual	103,748	3	13,165	19,700	1	1,970	84,048	2	11,195	84,048	2	11,195

Totals	$2,974,851	13	$163,984	$1,356,819	7	$7,989	$1,618,032	6	$155,995	$1,618,032	6	$155,995
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
     For the three months ended March 31, 2006, there were eighteen loans delinquent over 30 days totaling approximately $2.7 million. Of this amount, there were three delinquent commercial loans totaling approximately $215 thousand, four delinquent consumer loans totaling approximately $191 thousand and eleven delinquent individual real estate loans totaling approximately $2.3 million. There was one individual real estate loan in the amount of approximately $448 thousand past due 90 days or more. This loan was fully repaid on April 6, 2006.
     For the fiscal year ended December 31, 2005, there were ten loans delinquent over 30 days totaling approximately $1,488,000. Of this amount, there were two delinquent commercial loans totaling $75,000, five delinquent individual real estate loans totaling $1,161,000 and three delinquent consumer loans totaling $252,000. There were no loans past due 90 days or more at December 31, 2005.
     At March 31, 2006, our allowance for loan losses amounted to $649,556, or .71% of total loans. The decrease in our allowance for loan losses in the first quarter of $155,905 resulted from a $52,000 provision for loan losses and $3,500 in recoveries, offset by net loans charged off of $211,405. At December 31, 2005 our allowance for loan losses amounted to $805,461 or .84% of total loans. The decrease in our allowance for loan losses during the year ended December 31, 2005 of $207,911 resulted from a $300,000 provision for loan losses and $10,000 in recoveries, offset by net loans charged off of $517,911.
Allowance for Loan Losses
The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Three	For the
	Months Ended	Year Ended
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Average loans outstanding	$94,610	$94,583

Loans outstanding at period end	$91,921	$95,406

Total nonperforming loans	$1,618	$2,548

Beginning balance of allowance	$805	$1,013
Loans charged off:
Commercial	(57)	(410)
Real estate – commercial	—	—
Real estate – individual	(154)	(64)
Installment loans to individuals	0	(44)

Total charge-offs	(211)	(518)
Recoveries of previous charge-offs:
Commercial	4	10

Total recoveries	4	10
Net loans charged-off	(207)	(508)
Provision for loan losses	52	300

Balance at period end	$650	$805

Net charge-offs to average loans	0.22%	0.54%
Allowance as percent of total loans	0.71%	0.84%
Nonperforming loans as a percentage of total loans	1.76%	2.67%
Allowance as a percent of nonperforming loans	40.14%	31.59%
At March 31, 2006 and December 31, 2005, the allowance was allocated as follows:

		Percentage of		Percentage of
	Three Months	loans in	Year ended	loans in
	Ended	each category	December 31,	each category
	March 31, 2006	to total loans	2005	to total loans
Commercial	$334,398	10.36%	$367,990	9.94%
Real estate – individual	110,488	58.26%	102,110	59.14%
Real estate – commercial	156,933	24.00%	169,215	23.10%
Installment loans to individuals	46,165	7.38%	111,637	7.82%
Unallocated	1,572	—	54,509	—

Total	$649,556	100.00%	$805,461	100.00%

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
Average Balances, Income and Expense, and Rates
     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2006:

Interest-		Interest
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost
Federal funds sold	$6,236,267	$67,196	4.31%
Interest-bearing deposits	588,841	6,487	4.41%
Investment securities	25,203,569	356,464	5.66%
Loans	94,610,289	1,935,837	8.18%

Total	$126,638,966	$2,365,984	7.47%

Deposits	$104,024,263	$1,017,852	3.91%
Other borrowings	9,075,089	74,195	3.27%

Total	$113,099,353	$1,092,047	3.86%

Net interest income/spread		$1,273,937	3.61%

Net interest margin			3.89%

     The net interest margin for the first quarter of 2006 decreased to 3.89% as compared to 4.19% for the first quarter of 2005. The net interest margin of 3.89% for the first quarter of 2006 was the same as the 3.89% for the full year in 2005.

Deposits
     The following table sets forth our deposits by category for the periods presented.

Deposit Composition
	March 31,		December 31,
	2006		2005
		Percent		Percent
		of		of
	Amount	Deposits	Amount	Deposits
		(Dollar in thousands)
Demand deposits	$7,110	5.67%	$7,040	6.59%
Escrow deposits	7	0.01%	2	0%
Total non-interesting-bearing	7,117	5.68%	7,042	6.59%
Now accounts	8,154	6.51%	8,573	8.03%
MMDA	73,918	58.97%	54,892	51.40%
Savings	1,186	0.95%	1,190	1.11%
Certificates of deposits of $100K or more	11,050	8.82%	11,490	10.76%
Brokered deposits of $100K or more	4,224	3.37%	4,496	4.21%
Total certificates of deposit of $100K or more	15,274	12.19%	15,986	14.97%
Certificate of deposits less than $100K	18,786	14.99%	18,209	17.05%
Brokered deposits less than $100K	891	0.71%	891	0.83%
Total certificates of deposit less than $100K	19,677	15.70%	19,100	17.89%
Total	$125,326	100.00%	$106,784	100.00%

Total brokered deposits	$5,115		$5,387
Liquidity and Sources of Capital
     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The March 31, 2006 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $22.7 million, or 15.55% of total assets. Our ability to maintain and expand our deposit base and borrowing capabilities are other sources of liquidity. For the three-month period ended March 31, 2006, total deposits increased from $106.8 million to $125.3 million, representing an increase of 17.36%. We will continue to increase deposits as required to fund new loan growth, loan purchases in the secondary markets and for purchases of investments. Additionally, we may enter into security repurchase agreements that enable us to borrow funds at favorable rates using certain investments held in our investment portfolio. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations. At March 31, 2006, we have unused borrowing capacity of $16 million at the Federal Home Loan Bank, $3.0 million in overnight borrowing capacity at our correspondent bank and the capacity to borrow $10.0 million using our unpledged securities for investment repurchase transactions.
     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank’s primary regulator.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement
Capital ratios at March 31, 2006
Tier 1 capital	12.78%	4.0%
Tier 2 capital	0.73%

Total risk-based capital ratio	13.51%	8.0%

Leverage ratio	7.81%	4.0%
     The Office of Thrift Supervision has established a 4.0% minimum leverage ratio requirement for all banks except those with the highest regulatory rating. The leverage ratio is computed by dividing Tier 1 capital into average assets.
     The Office of Thrift Supervision may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. As of the quarter just ended, the bank was well capitalized with a total risk-based capital ratio of 13.51% at March 31, 2006.
     We believe that, as of March 31, 2006, we meet all capital requirements to which we are subject.
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

     The table below shows the interest rate sensitivity of our assets and liabilities as of March 31, 2006:

		After three
	Within	but within	After one
	three	twelve	but within	After five
	months	months	five years	years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits	$587	$—	$—	$—	$587
Loans	62,054	4,878	11,073	14,073	92,078
Investment securities	659	992	830	25,129	27,610
Federal funds sold	20,246	—	—	—	20,246

Total earning assets	83,546	5,870	11,903	39,202	140,521

Interest-bearing liabilities:
Money market and NOW	82,072	—	—	—	82,072
Savings deposits	1,186	—	—	—	1,186
Time deposits	12,761	18,710	3,480	—	34,952
Other liabilities	5,000	—	—	4,000	9,000

Total interest-bearing liabilities	101,019	18,710	3,480	4,000	127,210

Interest-sensitivity gap	$(17,473)	$(12,841)	$8,423	$35,202	$13,312

Cumulative interest-sensitivity gap	$(17,473)	$(30,314)	$(21,891)	$13,312	$13,312

Ratio of interest-sensitivity gap to total earning assets	(12.43%)	(9.14%)	5.99%	25.05%	9.47%

Ratio of cumulative interest- sensitivity gap to total earning assets	(12.43%)	(21.57%)	(15.58%)	9.47%
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
Loan Portfolio
     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $94,610,289 for the three-month period ended March 31, 2006. Total gross loans outstanding at March 31, 2006 were $92,078,175.

     The following table summarizes the composition of the loan portfolio at March 31, 2006:

		Percent
	Amount	of total
Commercial	$9,540,288	10.36%
Real estate — individual	53,639,778	58.26%
Real estate — commercial	22,098,262	24.00%
Installment loans to individuals	6,799,847	7.38%

Gross loans	92,078,175	100.00%

Less: Net deferred loan fees	(156,873)
Allowance for loan loss	(649,556)

Total net loans	$91,271,746

     The principal components of our loan portfolio at March 31, 2006 were mortgage loans and commercial loans, which represented approximately 93% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.
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
     As described in more detail in our most recent Form 10-KSB, the OTS and the other federal banking agencies jointly issued proposed guidance for banks and thrifts with high and increasing concentrations of certain types of commercial real estate (CRE) construction and development loans. If adopted in its current form, the requirements of the proposed guidance would apply to ebank’s CRE lending activities. Under the proposed guidelines, an institution with high concentrations of these CRE loans would be required to use certain prescribed heightened risk management practices to mitigate the risks associated with such concentrations. Additionally, the proposed rules may require higher allowances for loan losses with respect to such loans and higher capital levels. However, the Company believes ebank’s experience in CRE lending and its underwriting policies, internal controls, and other policies currently in place are generally appropriate to manage its CRE loan concentrations. Additionally, pursuant to a previous request by the OTS, ebank is currently required to maintain a total risk-based capital ratio of 10% or higher (the threshold to be categorized as “well capitalized”). Maintaining capital at or above the well capitalized standard is also generally consistent with the capital adequacy guidance contained in the proposed guidance.
     The federal banking agencies extended the initial comment period on this proposed guidance for an additional 30 days, to April 13, 2006. As of May 1, 2006, the federal banking agencies had not adopted the proposed guidance. The Company intends to monitor the proposed guidance and, if adopted, consider additional enhancements to its existing policies and procedures.
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
OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
     In March 2006, we issued an aggregate of 22,688 shares of our common stock (including shares issued in payment of accrued but unpaid dividends through the date of conversion) to two holders of our Series A preferred stock, upon the conversion of such shares to common stock pursuant to the one-for-one conversion ratio of the of Series A preferred stock. We issued to one holder 12,000 shares of common stock (plus 5,016 additional shares of common stock in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion) and 4,000 shares of common stock (plus 1,672 additional shares of common stock in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion) to an additional holder. The issuance of these shares of common stock was made pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
10.1	Lease Agreement by and between the Company and Prentiss Properties Acquisition Partners, L.P. dated June 30, 1999.

10.2	First Amendment to Lease Agreement by and between the Company and Prentiss Properties Acquisition Partners, L.P. dated August 18, 1999.

10.3	Second Amendment to Lease Agreement by and between the Company and Cumberland Office Park, LLC (as successor Landlord to Prentiss Properties Acquisition Partners, L.P.)

10.4	Third Amendment to Lease Agreement by and between the Company and Home Depot U.S.A., Inc. (as successor Landlord to Cumberland Office Park, LLC)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebank Financial Services, Inc.
Date: May 15, 2006	By:	/s/ James L. Box
James L. Box
President and Chief Executive Officer

	By:	/s/ Wayne W. Byers
Wayne W. Byers
Chief Financial Officer