Form 10QSB/A
period 2006-03-31
EBANK FINANCIAL SERVICES INC
filed 2006-05-31
CIK 1050725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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

EXPLANATORY NOTE
On May 15, 2006, ebank Financial Services, Inc. (the “Company”) filed with the Securities and Exchange Commission its Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006 (the “Original Report”). This Amendment No. 1 to the Original Report has been filed solely to add the Condensed Consolidated Balance Sheets that were inadvertently omitted from Part I, Item 1. “Financial Statements” of the Original Report due to an error by the Company’s financial printer.
In accordance with the rules of the Securities and Exchange Commission, this amendment sets forth the complete text of Part I, Item 1 as amended to correct this omission, together with the required certifications of the Company’s CEO and CFO. This amendment does not update any disclosures to reflect developments since the filing date of the Original Report. Except as discussed in this Explanatory Note, no other changes have been made to the Original Report.

Part I. Financial Information
Item 1. Financial Statements
Part II. Other Information
Item 6. Exhibits
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

Part I. Financial Information
Item 1. Financial Statements.
ebank Financial Services, Inc. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$1,842,944	$660,307
Interest-bearing deposits in banks	587,432	529,467
Federal funds sold	20,246,000	5,189,000

Cash and cash equivalents	22,676,376	6,378,774
Securities available for sale	27,610,277	21,789,026
Other securities	658,800	621,400
Loans, net of allowance for loan losses of $649,556 and $805,461, respectively	91,271,746	94,600,789
Premises and equipment, net	465,642	406,495
Accrued interest receivable and other assets	3,111,592	3,392,370

Total assets	$145,794,433	$127,188,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$125,326,124	$106,784,000
Other borrowings	9,000,000	9,000,000
Accrued interest payable and other liabilities	355,958	385,104

Total liabilities	134,682,082	116,169,104

Shareholders’ equity:
Series A preferred stock, $.01 par value, 8% cumulative, convertible into one share of common stock; 10,000,000 shares authorized; 2,300,912 and 2,316,912 issued and outstanding; accumulated undeclared dividends of $1,420,892 and $1,316,514 (liquidation preference of $5,752,280 and $5,792,280 plus accumulated unpaid dividends)	23,009	23,169
Common stock, $.01 par value, 10,000,000 shares authorized, 6,463,679 and 6,440,991 shares issued and outstanding	64,637	64,410
Capital surplus	23,360,218	23,360,285
Accumulated deficit	(11,778,357)	(11,963,855)
Accumulated other comprehensive loss	(557,156)	(464,259)

Total shareholders’ equity	11,112,351	11,019,750

Total liabilities and shareholders’ equity	$145,794,433	$127,188,854

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

Part II. Other Information
Item 6. Exhibits.

Exhibit	Description
10.1	Lease Agreement by and between the Company and Prentiss Properties Acquisition Partners, L.P. dated June 30, 1999. (1)
10.2	First Amendment to Lease Agreement by and between the Company and Prentiss Properties Acquisition Partners, L.P. dated August 18, 1999. (1)
10.3	Second Amendment to Lease Agreement by and between the Company and Cumberland Office Park, LLC (as successor Landlord to Prentiss Properties Acquisition Partners, L.P.). (1)
10.4	Third Amendment to Lease Agreement by and between the Company and Home Depot U.S.A., Inc. (as successor Landlord to Cumberland Office Park, LLC). (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the Registrant’s Quarterly Report on Form 10-QSB on May 15, 2006, and incorporated herein by this reference.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebank Financial Services, Inc.
Date: May 31, 2006	By:	/s/ James L. Box
James L. Box
President and Chief Executive Officer

	By:	/s/ Wayne W. Byers
Wayne W. Byers
Chief Financial Officer