Form 10QSB
period 2006-06-30
EBANK FINANCIAL SERVICES INC
filed 2006-08-09
CIK 1050725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
     6,621,399 shares of common stock, par value $.01 per share, were issued and outstanding as of July 31, 2006.
     Transitional Small Business Disclosure Format: Yes ☐  No ☑

ebank Financial Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$1,124,183	$660,307
Interest-bearing deposits in banks	567,422	529,467
Federal funds sold	1,836,000	5,189,000

Cash and cash equivalents	3,527,605	6,378,774
Securities available for sale	28,073,430	21,789,026
Other securities	433,800	621,400
Loans, net of allowance for loan losses of $550,209 and $805,461, respectively	90,232,170	94,600,789
Premises and equipment, net	670,439	406,495
Accrued interest receivable and other assets	2,942,680	3,392,370

Total assets	$125,880,124	$127,188,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$110,344,371	$106,784,000
Other borrowings	4,000,000	9,000,000
Accrued interest payable and other liabilities	290,701	385,104

Total liabilities	114,635,072	116,169,104

Minority interest	611,047	—

Shareholders’ equity:
Series A preferred stock, $.01 par value, 8% cumulative, convertible into one share of common stock; 10,000,000 shares authorized; 2,300,912 and 2,316,912 issued and outstanding; accumulated undeclared dividends of $1,535,622 and $1,316,514 (liquidation preference of $5,752,280 and $5,792,280 plus accumulated unpaid dividends)	23,009	23,169
Common stock, $.01 par value, 10,000,000 shares authorized, 6,463,679 and 6,440,991 shares issued and outstanding	64,637	64,410
Capital surplus	23,366,922	23,360,285
Accumulated deficit	(12,015,026)	(11,963,855)
Accumulated other comprehensive loss	(805,537)	(464,259)

Total shareholders’ equity	10,634,005	11,019,750

Total liabilities and shareholders’ equity	$125,880,124	$127,188,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$1,931,429	$1,833,847	$3,867,267	$3,352,769
Interest-bearing deposits	6,509	679	12,996	1,064
Investment securities	412,895	245,776	757,498	483,303
Other investments	6,885	9,695	18,746	20,120
Federal funds sold	143,028	101,458	210,224	127,548

Total interest income	2,500,746	2,191,455	4,866,731	3,984,804

Interest expense:
Deposits	1,201,767	747,213	2,219,619	1,220,333
Other borrowings	48,444	121,943	122,639	288,865

Total interest expense	1,250,211	869,156	2,342,258	1,509,198

Net interest income	1,250,535	1,322,299	2,524,473	2,475,606
Provision for loan losses	166,000	38,000	218,000	65,000

Net interest income after provision for loan losses	1,084,535	1,284,299	2,306,473	2,410,606

Other income:
Deposit fees	22,587	27,140	58,384	55,886
Miscellaneous fees	17,966	22,896	46,700	27,932

Total other income	40,553	50,036	105,084	83,818

Other expense:
Salaries and other compensation	591,660	471,886	1,063,063	895,810
Employee benefits	108,424	99,618	213,031	185,558
Net occupancy and equipment expense	256,253	185,814	462,184	365,005
Professional and other outside services	315,683	176,480	452,419	302,963
Other expense	213,690	134,723	395,983	263,694

Total other expenses	1,485,710	1,068,521	2,586,680	2,013,030

Minority interest	123,953	—	123,953	—

Net earnings (loss)	(236,669)	265,814	(51,170)	481,394
Preferred stock dividends paid during the period upon conversion of shares of preferred stock	—	—	(9,696)	(2,036)
Preferred stock dividends	(114,730)	(118,141)	(228,200)	(234,984)

Net earnings (loss) attributable to common stockholders	$(351,399)	$147,673	$(289,066)	$244,374

Basic and fully diluted earnings (loss) per common share	$(.05)	$.02	$(.04)	$.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the six months ended
	June 30,
	2006	2005
Net earnings (loss)	$(51,170)	$481,394
Other comprehensive income:
Unrealized (losses) gains on securities available for sale:
Holding gains (losses) arising during the period, net of taxes of $(208,816) and $6,144, respectively.	(341,278)	10,041

Comprehensive income (loss)	$(392,448)	$491,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$(51,170)	$481,394
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Minority interest	(123,953)	—
Loss on sale of real estate owned	50,413	—
Compensation expense related to stock options	6,704	—
Net amortization (accretion) of securities available for sale	3,488	4,448
Depreciation expense	92,423	87,971
Provision for loan losses	218,000	65,000
Change in deferred loan fees and costs	4,300	41,075
Change in other assets	116,387	7,299
Change in accrued interest receivable	(114,212)	(104,060)
Change in accrued interest payable	13,499	89,011
Change in other liabilities	(107,902)	(15,541)
Other operating activities	(54,367)	—

Net cash provided by operating activities	53,610	656,597

Cash flows from investing activities:
Maturities of securities available for sale	179,391	1,000,000
Purchase of securities available for sale	(7,017,378)	(1,038,595)
Purchase of other securities	(37,400)	—
Proceeds from sale of other securities	225,000	5,800
Loans (repaid) originated, net of principal repayments	3,317,248	(10,503,847)
Proceeds from sale of other real estate owned	1,489,357	—
Purchases of premises and equipment	(356,368)	(66,850)

Net cash used by investing activities	(2,200,150)	(10,603,492)

Cash flows from financing activities:
Net increase in deposits	3,560,371	49,679,426
Repayments on other borrowings	(5,000,000)	(11,500,000)
Net proceeds from minority LLC owner	735,000	—
Stock offering costs	—	(2,600)

Net cash (used) provided by financing activities	(704,629)	38,176,826

Net increase (decrease) in cash and cash equivalents	(2,851,169)	28,229,931
Cash and cash equivalents:
Beginning of period	6,378,774	1,924,266

End of period	$3,527,605	$30,154,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB.
     ebank Financial Services, Inc. (the “Company”) provides a full range of banking and bank-related services to individual and corporate customers through its wholly owned bank subsidiary, ebank, located in north Atlanta, Georgia. Additionally, as discussed in more detail below in Note 4, ebank recently established ebank Mortgage, LLC (“ebank Mortgage”) as a majority-owned, Georgia limited liability company. ebank Financial Services, Inc. and its subsidiaries are subject to intense competition for all banking services, including Internet banking, from other financial institutions and nonbank financial service companies.
     ebank Financial Services, Inc. was incorporated under the laws of the State of Georgia on August 22, 1997 to operate as a unitary thrift holding company under the supervision of the Office of Thrift Supervision. ebank began as a general banking business on August 17, 1998, as a wholly owned subsidiary of the Company. ebank Mortgage was capitalized in April 2006 and began offering its products and services to consumers at the end of June. The consolidated financial statements include the accounts of the Company, ebank and ebank Mortgage. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Stock Compensation Plans
     Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). There was no stock-based employee compensation cost recognized in the Company’s consolidated statements of earnings through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (SFAS 123R), using the modified prospective method. Accordingly, the Company recorded $6,704 in compensation cost related to the new accounting treatment in the period ended June 30, 2006. Of this amount, $2,682 in compensation cost is attributable to the period ending March 31, 2006 not recorded last quarter and $4,022 is attributable to the period ended June 30, 2006. Under the modified prospective method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 10,000 stock options were not fully vested.
     In May 1999, the Company’s stockholders approved the 1998 Stock Incentive Plan (the “Plan”) which authorizes the grant of stock options to eligible directors, officers and employees. The Plan, as amended, limits the maximum number of shares for issuance to 650,000. The exercise price of the stock options is the fair market value of the common stock on the date of grant. The options generally expire ten years from the date of grant. At June 30, 2006, 279,500 shares remain available for grant under the Plan. Of the 370,500 shares currently under outstanding option agreements, an aggregate of 275,500 of such shares relate to options that are fully vested and are currently exercisable.
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

			Weighted-
	Number of	Range of Per	Aggregate Per	Aggregate
	Shares	Option Price	Share Price	Option Price
Outstanding at December 31, 2005 and June 30, 2006	150,000	$1.25	1.25	0.43

     The following table shows stock option activity for the period ended June 30, 2006 and includes the non-qualified stock option granted to the Chief Executive Officer relating to 150,000 shares of common stock:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 31, 2005	468,917	$2.08
Granted	90,000	1.44
Exercised	0	0
Forfeited	(38,417)	2.98
Expired	0	0

Outstanding at June 30, 2006	520,500	$1.90	7.3	$41,700

Exercisable at June 30, 2006	425,500	$2.01	6.8	$40,200

     The weighted average fair value of the 90,000 options granted during the six-month period ended June 30, 2006 was $0.52. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The key assumptions used to determine the fair value of options are presented in the table below.

For the six months
ended
June 30, 2006
Expected volatility	66.33%
Expected dividend yield	0%
Expected life (in years)	10.0
Risk-free rate	4.38% to 4.99%
     The Company determines expected volatility using the Company’s historical monthly volatility over the period beginning January 1, 2004 through June 30, 2006. Management believes that using the 30 month period is a better overall measure of volatility since the Company achieved its first year of profitability in 2005 and recorded a small loss in 2004. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. There were no options exercised during the period ended June 30, 2006.
     As of June 30, 2006, there was $42,983 of unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 3.0 years.
     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plan for the period ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods.

		For the six
		months ended
		June 30, 2005
Net earnings attributable to common stockholders	As reported	$244,374
	Effect of stock options grants	(6,115)

	Pro forma	$238,259

Basic earnings per share	As reported	$.04
	Pro forma	$.04
NOTE 2 — EARNINGS (LOSS) PER COMMON SHARE
     Presented below is a summary of the components used to calculate basic and fully diluted earnings (loss) per common share.

	For the three months ended June 30,
	2006	2005
Earnings (loss) per common share:
Weighted average common shares outstanding	6,463,679	6,371,458

Net earnings (loss)	$(236,669)	$265,814
Preferred stock dividend paid upon conversion of shares of preferred stock	—	—
Preferred stock dividend accrued	(114,730)	(118,141)

Net earnings (loss) attributable to common stockholders	$(351,399)	$147,673

Basic and fully diluted earnings (loss) per common share	$(.05)	$.02

	For the six months ended
	June 30,
	2006	2005
Earnings (loss) per common share:
Weighted average common shares outstanding	6,454,278	6,368,737

Net earnings (loss)	$(51,170)	$481,394
Preferred stock dividend paid upon conversion of shares of preferred stock	(9,696)	(2,036)
Preferred stock dividend accrued	(228,200)	(234,984)

Net earnings (loss) attributable to common stockholders	$(289,066)	$244,374

Basic and fully diluted earnings (loss) per common share	$(.04)	$.04

All potentially dilutive common shares would have an anti-dilutive effect on earnings per share. Diluted earnings per share is the same as basic earnings per share for the three and six months ending June 30, 2006 and June 30, 2005.

NOTE 3 — DIVIDENDS ON PREFERRED STOCK
     The Company is obligated to pay cumulative dividends at a rate of 8% on the outstanding shares of Series A cumulative convertible preferred stock. The dividends on each share accumulate from the date of purchase, whether or not declared. The dividends are payable if and when declared by the Company’s board of directors. At the Company’s option, the Company may pay these dividends in cash or in additional shares of its common stock. At June 30, 2006, the cumulative accrued dividend on the Company’s Series A preferred stock totaled $1,535,622.
NOTE 4 — FORMATION OF NEW SUBSIDIARY
     On April 19, 2006, in connection with the initial capitalization of ebank Mortgage, a Georgia limited liability company and a majority owned subsidiary of ebank, ebank and Madison Mortgage Corporation executed the Operating Agreement of ebank Mortgage in their respective capacities as the initial members of ebank Mortgage. Under the terms of the Operating Agreement, ebank owns 51% of the membership interests and Madison Mortgage Corporation owns 49% of the membership interests. In exchange for such membership interests, ebank and Madison Mortgage Corporation made initial capital contributions to ebank Mortgage of $765,000 and $735,000, respectively. Madison Mortgage Corporation is owned and controlled by Edward L. Terry and Gary R. Rhineheart.
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
     The Credit Agreement provides for borrowings of up to $15 million for the interim financing of mortgage loans originated by ebank Mortgage. The Credit Agreement limits the aggregate amount of outstanding advances at any one time to 100% of the Collateral Value (as determined in accordance with the Credit Agreement) of all Pledged Loans (defined generally to include all mortgage loans the purchase or origination of which is funded by advances under the Credit Agreement) and their related collateral documents. Initially, the term of the Credit Agreement expired and all borrowings under the Credit Agreement matured on April 13, 2007. Effective July 21, 2006, the Credit Agreement was amended to extend these dates to July 31, 2007. As of June 30, 2006, no advances had been made pursuant to the Credit Agreement. ebank Mortgage began operations at the end of June 2006.

     The interest rate to be paid on advances under the Credit Agreement generally is a variable rate based on the one month LIBOR plus 1.000% per annum. ebank Mortgage also must pay a collateral handling fee of $10 for each Mortgage Loan pledged to U.S. Bank under the terms of the Credit Agreement. Additionally, ebank Mortgage must pay a non-use fee for any calendar month in which the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of .125% per annum on the daily average unutilized commitment.
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

General
     ebank Financial Services, Inc., a Georgia corporation, is the holding company for ebank, a federal savings bank. Additionally, as discussed in more detail below, ebank recently established ebank Mortgage, LLC as a majority-owned, Georgia limited liability company. We provide banking and other financial services to small business and retail customers through our offices in Atlanta, Georgia and via the Internet. Our business strategy emphasizes our traditional banking business and focuses on developing cost-effective strategies utilizing the Internet as one of our delivery channels. We provide a broad array of financial products and services to our small business and retail customers, including checking and money market accounts, CDs, ATM cards, home equity loans, mortgage loans, commercial loans, credit cards, and bill payment services.
     In April 2006, ebank established ebank Mortgage, LLC, a majority-owned, Georgia limited liability company that provides nationwide mortgage lending products and services. ebank Mortgage plans to originate first and second mortgage loans and home equity credit lines via the Internet in all 50 states. ebank Mortgage is 51% owned by ebank and 49% owned by Madison Mortgage Corporation, an entity owned by Edward L. Terry and Gary R. Rhineheart. In exchange for their membership interests in ebank Mortgage, ebank and Madison Mortgage Corporation made initial capital contributions to ebank Mortgage of $765,000 and $735,000, respectively. Please see Note 4 to the condensed consolidated financial statements for additional details concerning ebank Mortgage. As discussed in more detail below, a significant portion of the increase in operating expenses for the period just ended is attributable to the establishment of ebank Mortgage. However, ebank Mortgage did not begin offering its products and services to consumers until the end of June 2006.
Financial Condition
     Total consolidated assets decreased by $1,308,730 or 1.0% to $125,880,124 during the six-month period ended June 30, 2006. The decrease in assets was primarily related to decreases in net loans and cash and cash equivalents of $4.4 million and $2.9 million, respectively, partially offset by an increase in investments of $6.3 million. The decrease in net loans was primarily attributable to a $3.3 million decrease in mortgage related loans, primarily residential construction, and a $1.3 million decrease in consumer loans.
     Total consolidated liabilities decreased by $1,534,032 or 1.3% to $114,635,072 during the six-month period ended June 30, 2006. The decrease in liabilities is primarily related to the repayment of a $5.0 million FHLB advance partially offset by a $3.6 million increase in deposits. The increase in deposits is primarily related to a $12.1 million increase in money market balances partially offset by a $7.3 million reduction in certificates of deposits. We have conducted successful campaigns this year focusing on increasing our money market balances in order to repay other borrowings, including brokered certificates of deposit and FHLB advances.
Results of Operations — Six months ended June 30, 2006 compared to the six months ended June 30, 2005:
     Net loss for the six months ended June 30, 2006 was $51,170, or $289,066 after taking into account $228,200 in dividends on preferred stock arising during the quarter and $9,696 in dividends on preferred stock paid in connection with preferred stock conversions during the period, compared with net earnings of $481,394, or $244,374 after taking into account $234,984 in dividends on preferred stock arising during the quarter and $2,036 in dividends on preferred stock paid in connection with a preferred stock conversion during the period, for the six months ended June 30, 2005. Net interest income, before provision for loan losses, for the six-month period ending June 30, 2006 totaled $2,524,473, compared to net interest income, before provision for loan losses, of $2,475,606 for the six-month period ending June 30, 2005.
     Other income earned for the six months ended June 30, 2006 and 2005 was $105,084 and $83,818, respectively. Included in other income for the six months ended June 30, 2006 were deposit fees and miscellaneous income totaling $58,384 and $46,700, respectively. Included in other income for the six months ended June 30, 2005 were deposit fees and miscellaneous income totaling $55,886 and $27,932, respectively.
     Operating expenses for the six-month period ending June 30, 2006 and 2005 totaled $2,586,680 and $2,013,030, respectively. Operating expenses for the six-month period ending June 30, 2006 increased by $573,650 or 28.5% over the prior year six-month period. A significant portion of the increase in operating expenses was incurred in connection with the start-up of ebank Mortgage. These expenses comprised $245,903 of the increase in operating expense for the period. Additional components of the increase in operating expenses are discussed below.
     Salaries and other compensation increased by $167,253 or 18.7% over the prior period, primarily due to $106,369 in salary incurred at ebank Mortgage. Employee benefits increased by $27,473 or 14.8% over the prior period, primarily related to increased group medical costs. Net occupancy and equipment expense increased by $97,179 or 26.6%, primarily due to $40,105 in expenses incurred in connection with ebank Mortgage, $12,387 in costs associated with the Company’s document imaging initiative and increased processing costs related to deposit account growth. Professional fees and other outside services increased by $149,456 or 49.3%, primarily due to $76,514 in professional fees incurred in connection with ebank Mortgage and approximately $58,000 in higher legal fees incurred at the bank and holding company. Other expense increased by $132,289 or 50.2%, primarily due to losses on sale of real estate owned totaling $50,413, expenses incurred in connection with ebank Mortgage of $19,737, stationery $20,811, regulatory fees $12,561, ATM network fees $9,361, postage $8,308 and data communications $7,194.
Results of Operations — Three months ended June 30, 2006 compared to the three months ended June 30, 2005:
     Net loss for the three months ended June 30, 2006 was $236,669, or $351,399 after taking into account $114,730 in dividends on preferred stock arising during the quarter compared with net earnings of $265,814 before dividends on preferred stock or a net earnings of $147,673 after taking into account $118,141 in dividends on preferred stock arising during the quarter, for the three months ended June 30, 2005. Net interest income, before provision for loan losses, for the three-month period ending June 30, 2006 totaled $1,250,535, compared to net interest income, before provision for loan losses, of $1,322,299 for the three-month period ending June 30, 2005.
     Other income earned for the three months ended June 30, 2006 and 2005 was $40,553 and $50,036, respectively. Included in other income for the three months ended June 30, 2006 were deposit fees and miscellaneous income totaling $22,587 and $17,966, respectively. Included in other income for the three months ended June 30, 2005 were deposit fees and miscellaneous income totaling $27,140 and $22,896, respectively.
     Operating expenses for the three-month period ending June 30, 2006 and 2005 totaled $1,485,710 and $1,068,521, respectively. Operating expenses for the three-month period ending June 30, 2006 increased by $417,189 or 39.0% over the prior year three-month period. Salaries and other compensation increased $119,774 or 25.4%, primarily due to $106,369 in salary incurred at ebank Mortgage. Employee benefits increased $8,806 or 8.8%, primarily as a result of increased group medical costs. Net occupancy and equipment expense increased by $70,439 or 37.9%, primarily due to $40,105 in expenses incurred in connection with ebank Mortgage, $12,387 in costs associated with the Company’s document imaging initiative and increased processing costs related to deposit account growth. Professional and outside services increased by $139,203 or 78.9%, primarily due to $76,514 in professional fees incurred in connection with ebank Mortgage and significantly higher legal fees at the bank and holding company. Other expense increased $78,967 or 58.6%, primarily due to a loss on sale of real estate owned totaling $23,252, expenses incurred in connection with ebank Mortgage of $19,737, stationery $9,379, regulatory fees $6,958, ATM network fees $5,893, postage $5,885 and data communications $3,757.
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
The Advisory Committee on Smaller Public Companies, a committee chartered by the SEC to assess the current regulatory system for smaller companies, issued its final report to the SEC, which proposed certain relief from some of the current Section 404 requirements, as well as additional guidance with respect to implementing Section 404 requirements for smaller companies. However, the SEC was not required to accept any of the recommendations contained in the final report and, in fact, the SEC announced on May 17, 2006 that it had decided not to accept the recommendation that certain smaller public companies be entirely exempted from compliance with Section 404. Instead, the SEC announced that it would issue a Concept Release (which it did on July 11, 2006) seeking public comment on a number of issues related to Section 404 compliance for smaller companies, with the goal of issuing future guidance (at a date yet to be determined) based on the feedback received from its Concept Release. The SEC also announced its intention to further postpone the Section 404 compliance date for non-accelerated filers (such as the Company) to allow such companies to benefit from its revised guidance, but it still expects Section 404 to be effective for such companies for fiscal years beginning on or after December 16, 2006. The PCAOB also announced on May 17 that it intends to propose revisions to its Auditing Standard No. 2 (which governs audits of internal controls for public companies pursuant to Section 404) to attempt to further ease the burdens of compliance for smaller public companies. Further, on July 11, 2006, the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the body that originally developed the “1992 Internal Control — Integrated Framework” that formed the basis for Section 404’s requirements, issued additional guidance for smaller public companies which the SEC has stated that it will consider in developing its own further guidance under Section 404. Management intends to monitor these developments, review any new guidance adopted for small issuers and reassess its previous cost estimates based on these developments.
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
     For the six months ended June 30, 2006, there were fourteen loans totaling $3,064,770 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $73,769 of the $550,209 allowance for loan losses. The remaining $476,440 provision for loan losses is associated with loans evaluated in groups.
     At June 30, 2006, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$134,750	1	$6,737	$134,750	1	$6,737	$—	—	$—	$—	—	$—

Real Estate — Commercial	1,887,234	5	20,497	369,842	1	2,219	1,517,392	4	18,278	1,517,392	4	18,278

Real Estate — Individual	904,342	4	12,578	789,142	3	6,818	115,200	1	5,760	115,200	1	5,760

Installment — Individual	138,444	4	33,957	—	—	—	138,444	4	33,957	138,444	4	33,957

Totals	$3,064,770	14	$73,769	$1,293,734	5	$15,774	$1,771,036	9	$57,995	$1,771,036	9	$57,995
     For the year ended December 31, 2005, there were eighteen loans totaling $3,792,753 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $258,952 of the $805,461 allowance for loan losses. The remaining $546,509 provision for loan losses is associated with loans evaluated in groups.
     At December 31, 2005, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$293,981	2	$146,990	—	—	—	$293,981	2	$146,990	$293,981	2	$146,990

Real Estate — Commercial	2,271,671	6	21,215	378,613	1	2,272	1,893,058	5	18,943	1,893,058	5	18,943

Real Estate — Individual	1,064,780	6	75,637	866,153	4	51,004	198,627	2	24,633	198,627	2	24,633

Installment — Individual	162,321	4	15,110	—	—	—	162,321	4	15,110	162,321	4	15,110

Totals	$3,792,753	18	$258,952	$1,244,766	5	$53,276	$2,547,987	13	$205,676	$2,547,987	13	$205,676
     For the six months ended June 30, 2006, there were twenty-four loans delinquent over 30 days totaling approximately $6.8 million, resulting in a delinquency percentage of 7.51%. The loan delinquency percentage increased from 2.98% at March 31, 2006 to 7.51% as of June 30, 2006 primarily as a result of two loans totaling $3.2 million that were in the final stages of the loan renewal process. After obtaining the required documents and loan renewal fees, both loans were renewed in July 2006 and are current. Additionally, two loans that were past due at quarter end totaling $1.0 million are now current. After adjusting for the two loan renewals and two loans paid current in July, adjusted delinquent loans total $2.6 million or 2.84%.

     At June 30, 2006, there were five delinquent commercial loans totaling approximately $964 thousand, four delinquent commercial real estate loans totaling approximately $3.0 million, eight delinquent consumer loans totaling approximately $470 thousand and seven delinquent individual real estate loans totaling approximately $2.4 million. There were no loans past due 90 days or more.
     For the fiscal year ended December 31, 2005, there were ten loans delinquent over 30 days totaling approximately $1,488,000, resulting in a delinquency percentage of 1.56%. Of this amount, there were two delinquent commercial loans totaling $75,000, five delinquent individual real estate loans totaling $1,161,000 and three delinquent consumer loans totaling $252,000. There were no loans past due 90 days or more at December 31, 2005.
     At June 30, 2006, our allowance for loan losses amounted to $550,209, or .61% of total loans. The decrease in our allowance for loan losses of $255,252 for the six-month period resulted from a $218,000 provision for loan losses and $3,500 in recoveries, offset by net loans charged off of $476,752. At December 31, 2005 our allowance for loan losses amounted to $805,461 or .84% of total loans. The decrease in our allowance for loan losses during the year ended December 31, 2005 of $207,911 resulted from a $300,000 provision for loan losses and $10,000 in recoveries, offset by net loans charged off of $517,911.
Allowance for Loan Losses
     The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Six	For the
	Months Ended	Year Ended
	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Average loans outstanding	$92,566	$94,583

Loans outstanding at period end	$90,782	$95,406

Total nonperforming loans	$1,771	$2,548

Beginning balance of allowance	$805	$1,013
Loans charged off:
Commercial	(57)	(410)
Real estate — commercial	(223)	—
Real estate — individual	(177)	(64)
Installment loans to individuals	(20)	(44)

Total charge-offs	(477)	(518)
Recoveries of previous charge-offs:
Commercial	4	10

Total recoveries	4	10
Net loans charged-off	(473)	(508)
Provision for loan losses	218	300

Balance at period end	$550	$805

Net charge-offs to average loans	0.51%	0.54%
Allowance as percent of total loans	0.61%	0.84%
Nonperforming loans as a percentage of total loans	1.95%	2.67%
Allowance as a percent of nonperforming loans	31.06%	31.59%

     At June 30, 2006 and December 31, 2005, the allowance was allocated as follows:

		Percentage of		Percentage of
	Six Months	loans in	Year ended	loans in
	Ended	each category	December 31,	each category
	June 30, 2006	to total loans	2005	to total loans
Commercial	$227,177	10.36%	$367,990	9.94%
Real estate — individual	103,578	58.55%	102,110	59.14%
Real estate — commercial	160,497	24.28%	169,215	23.10%
Installment loans to individuals	58,957	6.81%	111,637	7.82%
Unallocated	—	—	54,509	—

Total	$550,209	100.00%	$805,461	100.00%

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
Average Balances, Income and Expense, and Rates
     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2006:

Interest-		Interest
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost
Federal funds sold	$9,160,917	$210,224	4.59%
Interest-bearing deposits	567,616	12,996	4.58%
Investment securities	27,407,031	776,244	5.66%
Loans	92,566,113	3,867,267	8.36%

Total	$129,701,677	$4,866,731	7.50%

Deposits	$108,519,634	$2,219,619	4.09%
Other borrowings	7,214,133	122,639	3.40%

Total	$115,733,767	$2,342,258	4.05%

Net interest income/spread		$2,524,473	3.45%

Net interest margin			3.89%

     The net interest margin for the first half of 2006 decreased to 3.89% as compared to 4.18% for the six month period ending June 30, 2005. The net interest margin of 3.89% for the first half of 2006 is the same as the net interest margin of 3.89% for the full year in 2005.
Deposits
     The following table sets forth our deposits by category for the periods presented.

	Deposit Composition
	June 30,		December 31,
	2006		2005
		Percent		Percent
		of		of
	Amount	Deposits	Amount	Deposits
		(Dollar in thousands)
Demand deposits	$6,364	5.77%	$7,040	6.59%
Escrow deposits	13	0.01%	2	0%
Total non-interesting-bearing.	6,377	5.78%	7,042	6.59%
Now accounts	7,557	6.85%	8,573	8.03%
MMDA	66,982	60.70%	54,892	51.40%
Savings	1,598	1.45%	1,191	1.11%
Certificates of deposits of $100K or more	9,579	8.68%	11,490	10.76%
Brokered deposits of $100K or more	0	0.00%	4,496	4.21%
Total certificates of deposit of $100K or more	9,579	8.68%	15,986	14.97%
Certificate of deposits less than $100K	17,954	16.27%	18,209	17.05%
Brokered deposits less than $100K	297	0.27%	891	0.83%
Total certificates of deposit less than $100K	18,251	16.54%	19,100	17.89%

Total	$110,344	100.00%	$106,784	100.00%

Total brokered deposits	$297		$5,387
Liquidity and Sources of Capital
     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The June 30, 2006 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $3.5 million, or 2.8% of total assets. Our ability to maintain and expand our deposit base and borrowing capabilities are other sources of liquidity. For the six-month period ended June 30, 2006, total deposits increased from $106.8 million to $110.3 million, representing an increase of 3.3%. We will continue to increase deposits as required to fund new loan growth, loan purchases in the secondary markets and for purchases of investments. Additionally, we may enter into security repurchase agreements that enable us to borrow funds at favorable rates using certain investments held in our investment portfolio. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations. At June 30, 2006, we have unused borrowing capacity of $14.9 million at the Federal Home Loan Bank, $3.0 million in overnight borrowing capacity at our correspondent bank and the capacity to borrow $10.0 million using our unpledged securities for investment repurchase transactions. Additionally, in connection with the establishment of our new mortgage company, ebank

Mortgage entered into a Warehousing Credit Agreement with a bank effective as of April 26, 2006. This credit facility provides for borrowings of up to $15 million for the interim financing of mortgage loans originated by ebank Mortgage. Please see Note 4 to the consolidated financial statements for additional details of this credit facility. As of June 30, 2006, no advances had been made pursuant to this credit facility.
     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank’s primary regulator.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement
Capital ratios at June 30, 2006
Tier 1 capital	14.08%	4.0%
Tier 2 capital	0.65%

Total risk-based capital ratio	14.73%	8.0%

Leverage ratio	9.38%	4.0%
     The Office of Thrift Supervision has established a 4.0% minimum leverage ratio requirement for all banks except those with the highest regulatory rating. The leverage ratio is computed by dividing Tier 1 capital into average assets.
     The Office of Thrift Supervision may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The Office of Thrift Supervision has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The Office of Thrift Supervision based its request on the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. As of the quarter just ended, the bank was well capitalized with a total risk-based capital ratio of 14.73% at June 30, 2006.
     We believe that, as of June 30, 2006, we meet all capital requirements to which we are subject.
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

     The table below shows the interest rate sensitivity of our assets and liabilities as of June 30, 2006:

		After three
	Within	but within	After one	After
	three	twelve	but within	five
	months	months	five years	years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits	$567	$—	$—	$—	$567
Loans	61,520	3,680	11,005	14,720	90,925
Investment securities	434	993	926	26,155	28,507
Federal funds sold	1,836	—	—	—	1,836

Total earning assets	64,357	4,673	11,931	40,875	121,835

Interest-bearing liabilities:
Money market and NOW	74,539	—	—	—	74,539
Savings deposits	1,598	—	—	—	1,598
Time deposits	7,998	17,841	1,991	—	27,830
Other liabilities	—	—	—	4,000	4,000

Total interest-bearing liabilities	84,135	17,841	1,991	4,000	107,967

Interest-sensitivity gap	$(19,778)	$(13,168)	$9,940	$36,875	$13,868

Cumulative interest-sensitivity gap	$(19,778)	$(32,946)	$(23,007)	$13,868	$13,868

Ratio of interest-sensitivity gap to total earning assets	(16.23%)	(10.81%)	8.16%	30.27%	11.38%

Ratio of cumulative interest- sensitivity gap to total earning assets	(16.23%)	(27.04%)	(18.88%)	11.38%
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
Loan Portfolio
     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $92,566,113 for the six-month period ended June 30, 2006. Total gross loans outstanding at June 30, 2006 were $90,925,127.

     The following table summarizes the composition of the loan portfolio at June 30, 2006:

		Percent
	Amount	of total
Commercial	$9,417,404	10.36%
Real estate — individual	53,239,580	58.55%
Real estate — commercial	22,078,839	24.28%
Installment loans to individuals	6,189,304	6.81%

Gross loans	90,925,127	100.00%

Less: Net deferred loan fees	(142,748)
Allowance for loan loss	(550,209)

Total net loans	$90,232,170

     The principal components of our loan portfolio at June 30, 2006 were mortgage loans and commercial loans, which represented approximately 93.2% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.
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
     The federal banking agencies extended the initial comment period on this proposed guidance for an additional 30 days, to April 13, 2006. As of July 31, 2006, the federal banking agencies had not adopted the proposed guidance. The Company intends to monitor the proposed guidance and, if adopted, consider additional enhancements to its existing policies and procedures.
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
OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In July 2006, we issued an aggregate of 157,720 shares of our common stock (including shares issued in payment of accrued but unpaid dividends through the date of conversion) to five holders of our Series A preferred stock, upon the conversion of such shares to common stock pursuant to the one-for-one conversion ratio of the of Series A preferred stock, in the transactions described below:
          • we issued to one holder 38,000 shares of common stock (plus 22,415 additional shares of common stock in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          • we issued to one holder 30,000 shares of common stock (plus 14,361 additional shares of common stock in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          • we issued to one holder 16,000 shares of common stock (plus 9,438 additional shares of common stock in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          • we issued to one holder 10,000 shares of common stock (plus 4,787 additional shares of common stock in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion); and
          • we issued to one holder 8,000 shares of common stock (plus 4,719 additional shares of common stock in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion).
     The issuance of these shares of common stock was made pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of the shareholders was held on May 8, 2006, to elect three Class II directors to serve for three-year terms and to elect one Class I director to serve for a two-year term.
     Only common stock shareholders of record at the close of business on April 3, 2006, were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management’s solicitations. Proxies and ballots were received from the holders of 5,349,568 shares of our common stock, representing 82.76% of the shares of common stock entitled to vote. The results were as follows:

     The three individuals nominated to serve as Class II directors were elected with the number of votes for and withheld as indicated below:

CLASS II	FOR	WITHHELD
Gary M. Bremer	5,186,397	163,171
Don B. Stout	5,178,874	170,694
Gregory J. Corona	5,186,397	163,171
     The individual nominated to serve as a Class I director was elected with the number of votes for and withheld as indicated below:

CLASS I	FOR	WITHHELD
Edward L. Terry	5,186,914	162,654
     In addition, the terms of the following directors continued after that meeting: Richard D. Jackson, James L. Box, Terry L. Ferrero, Walter Drakeford, and Kevin W. Link.
Item 5. Other Information.
     None.
Item 6. Exhibits.

10.1	*Summary Description of the 2006 Executive Cash Bonus Plan. (Incorporated by reference to the information contained in Item 1.01 under the heading “Approval of 2006 Executive Cash Bonus Opportunities” of the Company’s Form 8-K filed on April 21, 2006, File No. 000-24043.)

10.2	Operating Agreement of ebank Mortgage, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2006, File No. 000-24043.)

10.3	Secondary Marketing and Servicing Agreement by and between ebank Mortgage, LLC and Sunshine Mortgage Corporation. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 21, 2006, File No. 000-24043.)

10.4	Assignment and Assumption Agreement of the Lease Agreement for the office space located at 2401 Lake Park Drive, Smyrna, Georgia, 30080.

10.5	Lease Agreement for the office space located at 2401 Lake Park Drive, Smyrna, Georgia, 30080.

10.6	Warehousing Credit Agreement by and between ebank Mortgage, LLC and U.S. Bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 28, 2006, File No. 000-24043.)

10.7	Pledge and Security Agreement by and between ebank Mortgage, LLC and U.S. Bank. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 28, 2006, File No. 000-24043.)

10.8	Warehousing Promissory Note of ebank Mortgage, LLC. (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 28, 2006, File No. 000-24043.)

10.9	Joint and Several Guaranty of ebank Financial Services, Inc. and Madison Mortgage Corporation. (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on April 28, 2006, File No. 000-24043.)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebank Financial Services, Inc.
Date: August 9, 2006	By:	/s/ James L. Box
James L. Box
President and Chief Executive Officer

By:	/s/ Wayne W. Byers
Wayne W. Byers
Chief Financial Officer