Form 10QSB
period 2006-09-30
EBANK FINANCIAL SERVICES INC
filed 2006-11-13
CIK 1050725

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,208,427 shares of common stock, par value $.01 per share, were issued and outstanding as of October 20, 2006.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
ebank Financial Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$834,423	$660,307
Interest-bearing deposits in banks	738,448	529,467
Federal funds sold	6,170,000	5,189,000

Cash and cash equivalents	7,742,871	6,378,774
Securities available for sale	31,440,469	21,789,026
Other securities	433,800	621,400
Mortgage loans held for sale	4,873,080	—
Loans, net of allowance for loan losses of $549,280 and $805,461, respectively	90,907,812	94,600,789
Premises and equipment, net	640,975	406,495
Accrued interest receivable and other assets	2,616,364	3,392,370

Total assets	$138,655,371	$127,188,854

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$117,920,016	$106,784,000
Other borrowings	8,785,472	9,000,000
Accrued interest payable and other liabilities	878,060	385,104

Total liabilities	127,583,548	116,169,104

Minority interest	552,547	—

Shareholders’ equity:
Series A preferred stock, $.01 par value, 8% cumulative, convertible into one share of common stock; 10,000,000 shares authorized; 1,617,884 and 2,316,912 issued and outstanding; accumulated declared dividends of $405,739 and $0; accumulated undeclared dividends of $1,161,330 and $1,316,514 (liquidation preference of $4,044,710 and $5,792,280 plus accumulated unpaid dividends)	16,179	23,169
Common stock, $.01 par value; 15,000,000 shares authorized, 7,202,427 and 6,440,991 shares issued and outstanding	72,024	64,410
Capital surplus	22,965,006	23,360,285
Accumulated deficit	(12,039,776)	(11,963,855)
Accumulated other comprehensive loss	(494,157)	(464,259)

Total shareholders’ equity	10,519,276	11,019,750

Total liabilities and shareholders’ equity	$138,655,371	$127,188,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Loans, including fees	$2,071,347	$1,801,375	$5,938,613	$5,154,145
Interest-bearing deposits	8,478	1,989	21,475	3,053
Investment securities	414,473	281,132	1,171,971	784,555
Other investments	6,451	7,855	25,197	27,975
Federal funds sold	101,257	196,538	311,481	303,965

Total interest income	2,602,006	2,288,889	7,468,737	6,273,693

Interest expense:
Deposits	1,320,562	911,217	3,540,181	2,131,550
Other borrowings	61,315	119,662	183,954	408,527

Total interest expense	1,381,877	1,030,879	3,724,135	2,540,077

Net interest income	1,220,129	1,258,010	3,744,602	3,733,616
Provision for loan losses	24,000	155,000	242,000	220,000

Net interest income after provision for loan losses	1,196,129	1,103,010	3,502,602	3,513,616

Other income:

Deposit fees	31,705	28,229	90,089	84,115
Miscellaneous fees	88,429	6,802	84,717	34,734

Total other income	120,134	35,031	174,806	118,849

Other expense:
Salaries and other compensation	546,769	435,552	1,609,832	1,331,362
Employee benefits	102,369	99,036	315,400	284,594
Net occupancy and equipment expense	260,003	194,717	722,187	559,723
Professional and other outside services	247,851	134,128	700,270	437,091
Other expense	242,521	147,410	588,092	411,103

Total other expenses	1,399,513	1,010,843	3,935,781	3,023,873

Minority interest	58,500	—	182,453	—

Net earnings (loss)	(24,750)	127,198	(75,920)	608,592
Preferred stock dividends paid during the period upon conversion of shares of preferred stock	(68,864)	(4,142)	(78,560)	(6,178)
Preferred stock dividends	(100,253)	(119,036)	(329,049)	(354,020)

Net earnings (loss) attributable to common stockholders	$(193,867)	$4,020	$(483,529)	$248,394

Basic and fully diluted earnings (loss) per common share	$(.03)	$.00	$(.07)	$.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the nine months ended
	September 30,
	2006	2005
Net earnings (loss)	$(75,920)	$608,592
Other comprehensive income:
Unrealized losses on securities available for sale:
Holding losses arising during the period, net of taxes of $18,293 and $6,144, respectively	(29,898)	(13,023)

Comprehensive income (loss)	$(105,818)	$595,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$(75,920)	$608,592
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Minority interest	(182,453)	—
Loss on sale of real estate owned	53,882	—
Compensation expense related to stock options	11,085	—
Net amortization (accretion) of securities available for sale	4,909	7,080
Depreciation expense	152,369	130,182
Provision for loan losses	242,000	220,000
Change in deferred loan fees and costs	1,627	35,938
Change in other assets	(136,671)	(48,775)
Change in mortgage loans held for sale	(4,873,080)	—
Change in accrued interest receivable	83,732	(108,193)
Change in accrued interest payable	68,776	94,202
Change in other liabilities	18,441	(33,865)

Net cash (used) provided by operating activities	(4,631,303)	905,161

Cash flows from investing activities:
Maturities of securities available for sale	312,832	1,000,000
Purchase of securities available for sale	(10,017,378)	(4,531,095)
Purchase of other securities	(37,400)	—
Proceeds from sale of other securities	225,000	5,800
Net change in loans	2,620,280	(13,416,642)
Proceeds from sale of other real estate owned	1,622,428	—
Purchases of premises and equipment	(386,850)	(116,700)

Net cash used by investing activities	(5,661,088)	(17,058,637)

Cash flows from financing activities:
Net increase in deposits	11,136,016	50,432,843
Repayments on other borrowings	(5,000,000)	(11,500,000)
Proceeds from other borrowings	4,785,472	—
Net proceeds from minority LLC owner	735,000	—
Stock offering costs	—	(2,600)

Net cash provided by financing activities	11,656,488	38,930,243

Net increase in cash and cash equivalents	1,364,097	22,776,767
Cash and cash equivalents:
Beginning of period	6,378,774	1,924,266

End of period	$7,742,871	$24,701,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

ebank Financial Services, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements of ebank Financial Services, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to our consolidated financial statements and footnotes included in our annual report on Form 10-KSB for the year ended December 31, 2005.
     The Company provides a full range of banking and bank-related services to individual and corporate customers through its wholly-owned bank subsidiary, ebank, located in north Atlanta, Georgia. Additionally, as discussed in more detail below in Note 4, ebank recently established ebank Mortgage, LLC (“ebank Mortgage”) as a majority-owned, Georgia limited liability company. The Company and its subsidiaries are subject to intense competition for all banking services, including Internet banking, from other financial institutions and nonbank financial service companies.
     The Company was incorporated under the laws of the State of Georgia on August 22, 1997 to operate as a unitary thrift holding company under the supervision of the Office of Thrift Supervision. ebank began as a general banking business on August 17, 1998, as a wholly-owned subsidiary of the Company. ebank Mortgage was capitalized in April 2006 and began offering its products and services to consumers at the end of June. The consolidated financial statements include the accounts of the Company, ebank and ebank Mortgage. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     Many of the Company’s assets and liabilities are recorded using various valuation techniques that require significant judgment as to recoverability. The collectability of loans is reflected through the Company’s estimate of the allowance for loan losses. The Company performs periodic and systematic detailed reviews of its lending portfolio to assess overall collectability. In addition, certain assets and liabilities are reflected at their estimated fair value in the consolidated financial statements. Such amounts are based upon either quoted market prices or estimated values derived by the Company utilizing dealer quotes or market comparisons. Mortgages held for sale are carried at the lower of cost or market.

Use of Estimates
     The Company’s management has made a number of estimates and assumptions relating to reporting of assets and liabilities and the disclosure of contingent assets and liabilities in order to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.
Stock Compensation Plans
     Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively, “SFAS 123”). There was no stock-based employee compensation cost recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective method. Accordingly, the Company recorded $11,085 in compensation cost related to the new accounting treatment in the period ended September 30, 2006. Of this amount, $6,704 in compensation cost is attributable to the six-month period ending June 30, 2006 and $4,381 is attributable to the three-month period ended September 30, 2006. Under the modified prospective method, compensation cost includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based upon the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based upon the grant-date fair value estimated in accordance with the provisions of SFAS 123R. As of December 31, 2005, only 10,000 stock options were not fully vested.
     In May 1999, the Company’s shareholders approved the 1998 Stock Incentive Plan (the “Plan”), which authorizes the grant of stock options to eligible directors, officers and employees. The Plan, as amended, limits the maximum number of shares for issuance to 650,000. The exercise price of the stock options is the fair market value of the common stock on the date of grant. The options generally expire ten years from the date of grant. At September 30, 2006, 84,500 shares remain available for grant under the Plan. Of the 565,500 shares currently under outstanding option agreements, an aggregate of 275,500 of such shares relate to options that are fully vested and are currently exercisable.
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

			Weighted-
	Number of	Range of Per	Aggregate Per	Aggregate
	Shares	Option Price	Share Price	Option Price
Outstanding at December 31, 2005 and September 30, 2006	150,000	$1.25	1.25	0.43

     The following table shows stock option activity for the nine-month period ended September 30, 2006 and includes the non-qualified stock option granted to the Chief Executive Officer relating to 150,000 shares of common stock:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 31, 2005	468,917	$2.08

Granted	285,000	1.15

Exercised	0	0

Forfeited	(38,417)	2.98

Expired	0	0

Outstanding at September 30, 2006	715,500	$1.66	7.8	$1,950

Exercisable at September 30, 2006	425,500	$2.01	6.6	$0

     The weighted average fair value of the 285,000 options granted during the nine-month period ended September 30, 2006 was $0.41. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The key assumptions used to determine the fair value of options are presented in the table below.

For the nine months
ended
September 30, 2006
Expected volatility	64.85%
Expected dividend yield	0%
Expected life (in years)	10.0
Risk-free rate	4.38% to 4.99%
     The Company determines expected volatility using the Company’s historical monthly volatility over the period beginning January 1, 2004 and ending September 30, 2006. Management believes that using the 33 month period is a better overall measure of volatility because the Company achieved its first year of profitability in 2005 and recorded a small loss in 2004. The amount of compensation expense was determined based upon the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which amount was then amortized over the vesting period. The forfeiture rate for options is estimated to be approximately 3% per year. There were no options exercised during the nine-month period ended September 30, 2006.
     As of September 30, 2006, there was $92,076 of unrecognized compensation cost related to nonvested stock options granted. That cost is expected to be recognized over a weighted-average period of 3.0 years.
     The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to options granted under the Company’s stock option plan for the period ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods.

		For the nine months
		ended
		September 30, 2005
Net earnings attributable to common stockholders	As reported	$248,394
	Effect of stock options grants	(110,270)

	Pro forma	$138,124

Basic earnings per share	As reported	$.04
	Pro forma	$.02
NOTE 2 — EARNINGS (LOSS) PER COMMON SHARE
     Presented below is a summary of the components used to calculate basic and fully diluted earnings (loss) per common share.

	For the three months ended
	September 30,
	2006	2005
Earnings (loss) per common share:
Weighted average common shares outstanding	6,828,851	6,371,567

Net earnings (loss)	$(24,750)	$127,198
Preferred stock dividend paid upon conversion of shares of preferred stock	(68,864)	(4,142)
Preferred stock dividend accrued	(100,253)	(119,036)

Net earnings (loss) attributable to common stockholders	$(193,867)	$4,020

Basic and fully diluted earnings (loss) per common share	$(.03)	$.00

	For the nine months ended
	September 30,
	2006	2005
Earnings (loss) per common share:
Weighted average common shares outstanding	6,580,508	6,369,691

Net earnings (loss)	$(75,920)	$608,592
Preferred stock dividend paid upon conversion of shares of preferred stock	(78,560)	(6,178)
Preferred stock dividend accrued	(329,049)	(354,020)

Net earnings (loss) attributable to common stockholders	$(483,529)	$248,394

Basic and fully diluted earnings (loss) per common share	$(.07)	$.04

All potentially dilutive common shares would have an anti-dilutive effect on earnings per share. Diluted earnings per share is the same as basic earnings per share for the three and nine months ending September 30, 2006 and September 30, 2005.

NOTE 3 — DIVIDENDS ON PREFERRED STOCK
     The Company is obligated to pay cumulative dividends at a rate of 8% per annum on the outstanding shares of Series A cumulative convertible preferred stock. The dividends on each share accumulate from the date of purchase, whether or not declared. The dividends are payable if and when declared by the Company’s board of directors. At the Company’s option, the Company may pay these dividends in cash or in additional shares of its common stock. At September 30, 2006, the cumulative accrued dividend on the Company’s Series A preferred stock totaled $1,567,069. Of this amount, the Company has elected to pay $405,739 of the cumulative dividend in cash. The cash dividend is associated with the conversion of 581,028 shares of preferred stock during the quarter ending September 30, 2006. The cash dividend was paid in October 2006.
NOTE 4 — FORMATION OF NEW SUBSIDIARY
     On April 19, 2006, in connection with the initial capitalization of ebank Mortgage, a Georgia limited liability company and a majority-owned subsidiary of ebank, ebank and Madison Mortgage Corporation (“Madison”) executed the Operating Agreement of ebank Mortgage in their respective capacities as the initial members of ebank Mortgage. Under the terms of the Operating Agreement, ebank owns 51% of the membership interests and Madison owns 49% of the membership interests. In exchange for such membership interests, ebank and Madison made initial capital contributions to ebank Mortgage of $765,000 and $735,000, respectively. Madison is owned and controlled by Edward L. Terry and Gary R. Rhineheart.
     ebank Mortgage is a “manager-managed” limited liability company under Georgia law. As such, the powers of ebank Mortgage and its business and affairs are generally exercised and managed under the direction of its managers. Pursuant to the terms of the Operating Agreement, ebank Mortgage has two classes of managers, one class appointed by ebank and the other class appointed by Madison. ebank has the right to appoint up to four managers and Madison has the right to appoint up to two managers. ebank Mortgage also entered into a Secondary Marketing and Servicing Agreement with Sunshine Mortgage Corporation (“Sunshine”), a subsidiary of Madison. Pursuant to the terms of this agreement, Sunshine will perform on behalf of ebank Mortgage various services related to the origination of mortgage loans and will also assist in the sale of mortgage loans in the secondary market. ebank Mortgage will pay Sunshine $450 for each closed loan.
     ebank Mortgage also entered into an Assignment and Assumption Agreement with Whipple Development Corporation (“Whipple”). Under the Assignment and Assumption Agreement, ebank Mortgage assumed all of the rights and interest of Whipple in the Lease Agreement, as amended, originally by and between 2401 Lake Park Drive Associates, L.P., as Landlord, and Whipple as initial tenant, for the lease of approximately 2,430 square feet of office space located at 2401 Lake Park Drive, Smyrna, Georgia 30080. Under the terms of the Lease Agreement, ebank Mortgage is obligated to make monthly rental payments in the amount of $3,138.75 through November 30, 2006, the expiration date of the lease. ebank Mortgage has contacted 2401 Lake Park Drive Associates, L.P., which is an entity owned and controlled by Messrs. Terry and Rhineheart, to discuss an extension of the lease term.
     Effective April 26, 2006, ebank Mortgage entered into a Warehousing Credit Agreement (the “Credit Agreement”) and related agreements described herein with U.S. Bank National Association, a national banking association (“U.S. Bank”). All capitalized terms in the description set forth below are used as defined in the Credit Agreement and in the related Pledge and Security Agreement.
     The Credit Agreement provides for borrowings of up to $15 million for the interim financing of mortgage loans originated by ebank Mortgage. The Credit Agreement limits the aggregate amount of outstanding advances at any one time to 100% of the Collateral Value (as determined in accordance with the Credit Agreement) of all Pledged Loans (defined generally to include all mortgage loans the purchase or origination of which is funded by advances under the Credit Agreement) and their related collateral documents. Initially, the term of the Credit Agreement expired and all borrowings under the Credit Agreement matured on April 13, 2007. Effective July 21, 2006, the Credit Agreement was amended to extend these dates to July 31, 2007. As of September 30, 2006, advances totaling $4,785,472 had been made pursuant to the Credit Agreement.
     The interest rate to be paid on advances under the Credit Agreement generally is a variable rate based upon the one month LIBOR plus 1.000% per annum. ebank Mortgage also must pay U.S. Bank a collateral handling fee of $10 for each Mortgage Loan pledged to U.S. Bank under the terms of the Credit Agreement. Additionally, ebank Mortgage must pay a non-use fee for any calendar month in which the average outstanding principal amount of borrowings is less than 50% of the total commitment at a rate of .125% per annum on the daily average unutilized commitment.
     The Credit Agreement contains certain financial covenants which require ebank Mortgage to, among other items:
•	maintain at all times ebank Mortgage’s members’ equity of at least $1 million;

•	maintain a maximum ratio of indebtedness to ebank Mortgage’s members’ equity of 15.00 to 1.00; and

•	maintain net income of ebank Mortgage at $5,000 or more per fiscal quarter beginning with the fiscal quarter ending December 31, 2006.
     The Credit Agreement also contains covenants limiting the ability of ebank Mortgage to, among other items:
•	grant liens on the assets of ebank Mortgage;

•	incur additional future indebtedness other than:
o	current liabilities for taxes and assessments incurred in the ordinary course of business;

o	accounts payable incurred in the ordinary course of business; and

o	indebtedness for the acquisition of fixed assets, not to exceed $100,000 in the aggregate at any time; and
•	pay any dividend or distribution (including any repurchase or redemption of membership interests), except to the extent necessary to pay an amount equal to the combined federal and state tax liability (if any) of the members arising from their respective allocable share of the earnings and profits of ebank Mortgage as long as any such payment does not result in a Default or an Event of Default;
   in each case, without obtaining the prior written consent of U.S. Bank.
     The Credit Agreement includes usual and customary events of default for borrowing facilities of this nature (with applicable customary grace periods) and provides that, upon the occurrence and continuation of an Event of Default, U.S. Bank may terminate its commitment under the Credit Agreement and may declare the principal and all accrued interest under the related warehousing promissory note to be immediately due and payable.

     In connection with the execution of the Credit Agreement, ebank Mortgage executed a Pledge and Security Agreement with U.S. Bank pursuant to which ebank Mortgage granted a security interest to U.S. Bank in all mortgage loans funded by advances under the Credit Agreement, in order to secure the obligations of ebank Mortgage under the Credit Agreement.
     As additional security for the obligations of ebank Mortgage under the Credit Agreement, the Company and Madison executed and delivered to U.S. Bank a Joint and Several Guaranty in the aggregate amount of $2 million.
NOTE 5 — RECENT ACCOUNTING PRONOUNCEMENTS
Accounting for Uncertainty in Income Taxes
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for the Company beginning in January of 2007. The Company is in the process of assessing the impact of this interpretation on its financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Report, including but not limited to, matters described in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may contain certain statements which constitute forward-looking statements within the meaning of the federal securities laws, and are subject to the safe harbor created by those laws. These statements may relate to, among others, our future financial position, business prospects and strategy, projected costs and plans and objectives for future operations, growth and liquidity. Forward-looking statements generally can be identified by the use of words such as “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “consider,” “plan,” “estimate,” “project,” or “continue” or words of similar meaning. These statements are subject to a number of risks and uncertainties that could cause our actual results to differ materially from our historical results or from those anticipated or implied as of the date of this Report. Some of the factors that could cause such a variance are:
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
     In April 2006, ebank established ebank Mortgage, LLC, which provides nationwide mortgage lending products and services. ebank Mortgage plans to originate first and second mortgage loans and home equity credit lines via the Internet in all 50 states. ebank Mortgage is 51% owned by ebank and 49% owned by Madison Mortgage Corporation, an entity owned by Edward L. Terry and Gary R. Rhineheart. In exchange for their membership interests in ebank Mortgage, ebank and Madison Mortgage Corporation made initial capital contributions to ebank Mortgage of $765,000 and $735,000, respectively. Please see Note 4 to the condensed consolidated financial statements for additional details concerning ebank Mortgage. As discussed in more detail below, a significant portion of the increase in operating expenses for the period just ended is attributable to the establishment of ebank Mortgage. However, ebank Mortgage did not begin offering its products and services to consumers until the end of June 2006. As of September 30, 2006, ebank Mortgage had approximately $4.9 million in mortgage loans held-for-sale and approximately $5.7 million in its mortgage pipeline.
Financial Condition
     Total consolidated assets increased by $11,466,517 or 9.0% to $138,655,371 during the nine-month period ended September 30, 2006. The increase in assets was primarily related to increases in securities available for sale of $9.7 million, mortgage loans held-for-sale of $4.9 million, and cash and cash equivalents of $1.4 million, but such increase was partially offset by a $3.7 million decrease in net loans. The decrease in net loans was primarily attributable to decreases in residential and commercial- related mortgage loans and commercial loans totaling $3.1 million and $973 thousand, respectively, but such decrease was partially offset by a small increase in consumer loans. The increase in mortgage loans held-for-sale is related to origination activities of ebank Mortgage.
     Total consolidated liabilities increased by $11,414,444 or 9.8% to $127,583,548 during the nine-month period ended September 30, 2006. The increase in liabilities is primarily related to $11.1 million increase in deposits. The increase in deposits is primarily related to a $19.6 million increase in money market balances, but such increase was partially offset by a $4.1, $1.8 and $1.9 million reduction in certificates of deposits, demand deposits and NOW accounts, respectively. We have conducted successful campaigns this year focusing on increasing our money market balances in order to repay other borrowings, including brokered certificates of deposit and FHLB advances.
Results of Operations – Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:
     Net loss for the nine months ended September 30, 2006 was $75,920, or $483,529 after taking into account $329,049 in dividends on preferred stock arising during the quarter and $78,560 in dividends on preferred stock paid in connection with preferred stock conversions during the period, compared with net earnings of $608,592, or $248,394 after taking into account $354,020 in dividends on preferred stock arising during the quarter and $6,178 in dividends on preferred stock paid in connection with a preferred stock conversion during the period, for the nine months ended September 30, 2005.

Net interest income, before provision for loan losses, for the nine-month period ending September 30, 2006 totaled $3,744,602, compared to net interest income, before provision for loan losses, of $3,733,616 for the nine-month period ending September 30, 2005.
     Other income earned for the nine months ended September 30, 2006 and 2005 was $174,806 and $118,849, respectively. Other income for the nine months ended September 30, 2006 consisted of deposit fees and miscellaneous income totaling $90,089 and $84,717, respectively. Included in the $84,717 miscellaneous income total is $75,117 in mortgage banking income generated by ebank Mortgage. Other income for the nine months ended September 30, 2005 consisted of deposit fees and miscellaneous income totaling $84,115 and $34,734, respectively.
     Operating expenses for the nine-month period ending September 30, 2006 and 2005 totaled $3,935,781 and $3,023,873, respectively. Operating expenses for the nine-month period ending September 30, 2006 increased by $911,908 or 30.2% over the prior year nine-month period. A significant portion of the increase in operating expenses was incurred in connection with the start-up of ebank Mortgage. These expenses comprised $542,679 of the increase in operating expense for the period. Additional components of the increase in operating expenses are discussed below.
     Salaries and other compensation increased by $278,470 or 20.9% over the prior period, primarily due to $163,887 in salary incurred at ebank Mortgage. Employee benefits increased by $30,806 or 10.8% over the prior period, primarily related to increased group medical costs and $7,707 in employee benefits incurred at ebank Mortgage. Net occupancy and equipment expense increased by $162,464 or 29.0%, primarily due to $78,281 in expenses incurred in connection with ebank Mortgage, $12,387 in costs associated with the Company’s document imaging initiative, and increased processing costs related to deposit account growth. Professional fees and other outside services increased by $263,179 or 60.2%, primarily due to $170,483 in professional fees and marketing expenses incurred in connection with ebank Mortgage and approximately $88,075 in higher legal fees incurred at the bank and at the holding company. ebank Mortgage professional fees included $91,758 in legal, $39,502 in consulting and $39,223 in marketing expense. Other expense increased by $176,989 or 43.1%, primarily due to losses on sale of real estate owned totaling $53,882 and expenses incurred in connection with ebank Mortgage of $122,320.
Results of Operations – Three months ended September 30, 2006 compared to the three months ended September 30, 2005:
     Net loss for the three months ended September 30, 2006 was $24,750, or $193,867 after taking into account $100,253 in dividends on preferred stock arising during the quarter and $68,864 in dividends paid on preferred stock in connection with conversions during the quarter, compared with net earnings of $127,198, or net earnings of $4,020 after taking into account $119,036 in dividends on preferred stock arising during the quarter and $4,142 in dividends paid on preferred stock in connection with conversions during the quarter, for the three months ended September 30, 2005. Net interest income, before provision for loan losses, for the three-month period ending September 30, 2006 totaled $1,220,129, compared to net interest income, before provision for loan losses, of $1,258,010 for the three-month period ending September 30, 2005.
     Other income earned for the three months ended September 30, 2006 and 2005 was $120,134 and $35,031, respectively. Other income for the three months ended September 30, 2006 consisted of deposit fees and miscellaneous income totaling $31,705 and $88,429, respectively. Included in the $88,429 miscellaneous income total is $75,117 in mortgage banking income generated by ebank Mortgage. Other income for the three months ended September 30, 2005 consisted of deposit fees and miscellaneous income totaling $28,229 and $6,802, respectively.
     Operating expenses for the three-month period ending September 30, 2006 and 2005 totaled $1,399,513 and $1,010,843, respectively. Operating expenses for the three-month period ending September 30, 2006 increased by $388,670 or 38.5% over the prior year three-month period. Salaries and other compensation increased $111,217 or 25.5%, primarily due to $57,518 in salary incurred at ebank Mortgage $49,317 in higher compensation expense at the Bank and $4,380 in compensation expense associated with stock options at the holding company. Employee benefits increased $3,333 or 3.4%. Net occupancy and equipment expense increased by $65,286 or 33.5%, primarily due to $38,176 in expenses incurred in connection with ebank Mortgage and increased processing costs of $27,444 related to deposit account growth. Professional and outside services increased by $113,723 or 84.8%, primarily due to $93,969 in professional fees incurred in connection with ebank Mortgage and significantly higher legal fees of $30,175 at the bank. ebank Mortgage’s professional fees included $18,907 in legal, $36,590 in consulting and $38,473 in marketing expense. Other expense increased $95,111 or 64.5%, primarily due to expenses incurred in connection with ebank Mortgage of $85,037.
     As previously disclosed, management has been continuously monitoring the developments related to the implementation of certain provisions of the Sarbanes-Oxley Act of 2002, particularly with respect to Section 404 of that Act. Section 404 deals with management’s report on internal controls, and will likely require much in the way of resources to plan, implement and document internal controls. Some of the resources will be in the form of management effort devoted to complying with the new rules, but a significant cost will likely be in increased accounting and consulting fees. Management initially believed that these costs would total approximately $100,000 in 2005, based upon the previously published guidance and compliance date associated with Section 404. In September 2005, the Securities and Exchange Commission formally extended the Section 404 compliance date for non-accelerated filers, such as the Company, to the first fiscal year ending on or after July 15, 2007. However, in August 2006, the SEC again formally extended the Section 404 compliance date for non-accelerated filers, such as the Company, to the first fiscal year ending on or after December 15, 2007. The SEC will require only management attestation over the effectiveness of internal controls in the first year. The extension specified that although management must start providing its management attestation regarding the effectiveness of internal controls over financial reporting for the fiscal year ending on or after December 15, 2007, external auditor attestation was extended to the first fiscal year ending on or after December 15, 2008. If this compliance date is not extended and no additional relief or other guidance is provided for non-accelerated filers, management believes that a significant cost over the next twelve months will likely be associated with the Sarbanes-Oxley Act of 2002 compliance implementation and that additional costs will be incurred in 2008 in connection with the required external auditor attestation.
     On April 23, 2006, the Advisory Committee on Smaller Public Companies, a committee chartered by the SEC to assess the current regulatory system for smaller companies, issued its final report to the SEC, which proposed certain relief from some of the current Section 404 requirements, as well as additional guidance with respect to implementing Section 404 requirements for smaller companies. However, the SEC was not required to accept any of the recommendations contained in the final report and, in fact, the SEC announced on May 17, 2006 that it had decided not to accept the recommendation that certain smaller public companies be entirely exempted from compliance with Section 404. Instead, the SEC announced that it would issue a Concept Release (which it did on July 11, 2006) seeking public comment on a number of issues related to Section 404 compliance for smaller companies, with the goal of issuing future guidance based upon the feedback received from its Concept Release. In August 2006, the SEC announced its intention to postpone the Section 404 compliance date for non-accelerated filers to allow such companies to benefit from its revised guidance, but it expects Section 404 to be effective for non-accelerated filers (such as the Company) in accordance with the above dates. The Public Company Accounting Oversight Board also announced on May 17, 2006 that it intends to propose revisions to its Auditing Standard No. 2 (which governs audits of internal controls for public companies pursuant to Section 404) to attempt to further ease the burdens of compliance for smaller public companies. Further, on July 11, 2006, the Committee of Sponsoring Organizations of the Treadway Commission (COSO), the body that originally developed the “1992 Internal Control – Integrated Framework” that formed the basis for Section 404’s requirements, issued additional guidance for smaller public companies which the SEC has stated that it will consider in developing its own further guidance under Section 404. Management intends to monitor these developments, review any new guidance adopted for small issuers and reassess its previous cost estimates based on these developments.
Allowance for Loan Losses
     We have established an allowance for loan losses through a provision for loan losses charged to expense. The allowance represents an amount that we believe will be adequate to absorb losses on existing loans that may become uncollectible.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Our judgment in determining the adequacy of the allowance is based upon evaluations of the collectibility of loans, including consideration of such factors as the balance of impaired, non-performing and potential problem loans, changes in the nature and volume of the loan portfolio, delinquency levels, loss experience, current economic conditions and other factors that may affect a borrower’s ability to pay, and overall portfolio quality. Management reviews the level of the allowance on a monthly basis, at a minimum, and establishes the allowance for loan losses based upon the foregoing factors. We adjust the amount of the allowance periodically based upon changing circumstances. Recognized losses are charged to the allowance for loan losses, while subsequent recoveries are added to the allowance.
     The methodology we use for determining the amount and adequacy of our allowance involves a monthly review of specific loans and groups of loans that make up the loan portfolio. Loans are reviewed to determine whether they should be reported as performing, potential problem, non-performing or impaired. Performing loans are generally grouped with similar loans and the allowance is calculated based upon the group. The percentage of the allowance is based upon historical loss experience of the bank or of other institutions with portfolios with similar characteristics. The allowance requirement associated with the bank’s performing loans is added to the allowance requirement for all other loans including potential problem, non-performing and impaired loans. The requirement for the total portfolio is compared to the allowance on a monthly basis and the allowance is adjusted as necessary.
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
     A loan is determined to be non-performing when we conclude it is doubtful that we will be able to collect all interest due from the borrower. Once this determination is made, we place the loan on nonaccrual status. This conclusion may be based upon the borrower’s financial condition, economic and business conditions, and the results of our previous collection efforts. Generally, we will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. When we place a loan in nonaccrual status, we reverse all interest that has been accrued on the loan but remains unpaid and we deduct this interest from earnings as a reduction of reported interest income. We do not accrue any additional interest on the loan balance until we conclude the collection of both principal and interest is reasonably certain. Since interest income is not recorded for nonaccrual loans, all loans placed on nonaccrual are reported as “non-performing” loans.
     When it is probable that we will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement, a loan is also determined to be impaired. Individually identified impaired loans are measured based upon the present value of expected payments, using the contractual loan rate as the discount rate. Alternatively, measurement may be based upon obtainable market prices, or, for loans that are solely dependent on the collateral for repayment, the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.
     Loans included in the Classified Asset Summary report are further classified into one of four categories, consisting of (1) Special Mention, (2) Substandard, (3) Doubtful and (4) Loss. Each classification requires a different loan loss provision percentage with the Loss classification requiring a 100% allowance. In order to determine the appropriate level of allowance for loan losses for specific loans included in our Classified Asset Summary, we may use either our historical loss experience or the historical loss experience of institutions with similar loans. However, if a classified loan is deemed impaired and the impaired loan amount exceeds the appropriately determined fair value, then the allowance for loan losses is increased by the amount of the shortfall using a valuation allowance.

The valuation allowance is a component of the total allowance for loan losses. Specific reserves may also be set aside for certain loans where repayment is not probable and there is a deficiency in the underlying collateral. In general, the aggregate allowance for loan losses is calculated by first adding together the allocated allowance for loan losses associated with performing loans and the allocated allowance for loan losses identified in the Classified Asset Summary report to arrive at an initial total. Management then considers the amount of the allowance so derived in light of general risk factors that are relevant to the determination of an appropriate overall allowance, but are not associated with any specific loans. These factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. Management then determines, in light of its assessment of these factors, any additional, unallocated amounts that should be added to the sum of the allocated allowances to arrive at the total allowance for loan losses. Regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses, and they may require us to record additions to the allowance based upon their review of information available to them at the time of their examinations. Additionally, management utilizes an independent external loan review firm as an added control to evaluate the reasonableness of the loan ratings and the controls over the loan rating process.
     For the nine months ended September 30, 2006, there were twenty loans totaling $3,669,784 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $83,743 of the $549,280 allowance for loan losses. The remaining $465,537 allowance for loan losses is associated with loans evaluated in groups.
     At September 30, 2006, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$234,321	3	$8,977	$134,750	1	$6,737	$99,571	2	$2,240	$99,571	2	$2,240

Real Estate – Commercial	1,882,801	5	20,470	365,409	1	2,192	1,517,392	4	18,278	1,517,392	4	18,278

Real Estate – Individual	1,401,312	6	19,772	208,372	2	2,701	1,192,940	4	17,071	1,192,940	4	17,071

Installment – Individual	151,350	6	34,524	—	—	—	151,350	6	34,524	151,350	6	34,524

Totals	$3,669,784	20	$83,743	$708,531	4	$11,630	$2,961,253	16	$72,113	$2,961,253	16	$72,113
     For the year ended December 31, 2005, there were eighteen loans totaling $3,792,753 included in our Classified Asset Summary. These loans were evaluated individually and were allocated $258,952 of the $805,461 allowance for loan losses. The remaining $546,509 allowance for loan losses is associated with loans evaluated in groups.

     At December 31, 2005, the allowance for loan loss allocation associated with classified loans is as follows:

	Total			Potential						Non-
	Classified		Allocated	Problem		Allocated	Impaired		Allocated	performing		Allocated
	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision	Loans	No.	Provision
Commercial	$293,981	2	$146,990	—	—	—	$293,981	2	$146,990	$293,981	2	$146,990

Real Estate – Commercial	2,271,671	6	21,215	378,613	1	2,272	1,893,058	5	18,943	1,893,058	5	18,943

Real Estate – Individual	1,064,780	6	75,637	866,153	4	51,004	198,627	2	24,633	198,627	2	24,633

Installment – Individual	162,321	4	15,110	—	—	—	162,321	4	15,110	162,321	4	15,110

Totals	$3,792,753	18	$258,952	$1,244,766	5	$53,276	$2,547,987	13	$205,676	$2,547,987	13	$205,676
     For the nine months ended September 30, 2006, there were eleven loans delinquent over 30 days totaling approximately $2.3 million, resulting in a delinquency percentage of 2.53%. The loan delinquency percentage decreased significantly from 7.51% at June 30, 2006 to 2.53% as of September 30, 2006.
     At September 30, 2006, there were four delinquent commercial loans totaling approximately $1.048 million, two delinquent commercial real estate loans totaling approximately $931 thousand, two delinquent consumer loans totaling approximately $30 thousand and three delinquent individual real estate loans totaling approximately $295 thousand. There were no loans past due 90 days or more.
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
     At September 30, 2006, our allowance for loan losses amounted to $549,280, or .60% of total loans. The decrease in our allowance for loan losses of $256,181 for the nine-month period resulted from a $242,000 provision for loan losses and $3,500 in recoveries, offset by net loans charged off of $501,681. At December 31, 2005 our allowance for loan losses amounted to $805,461 or .84% of total loans. The decrease in our allowance for loan losses during the year ended December 31, 2005 of $207,911 resulted from a $300,000 provision for loan losses and $10,000 in recoveries, offset by net loans charged off of $517,911.

Allowance for Loan Losses
The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Nine	For the
	Months Ended	Year Ended
	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Average loans outstanding	$96,178	$94,583

Loans outstanding at period end	$91,457	$95,406

Total nonperforming loans	$2,961	$2,548

Beginning balance of allowance	$805	$1,013
Loans charged off:
Commercial	(57)	(410)
Real estate – commercial	(223)	—
Real estate – individual	(177)	(64)
Installment loans to individuals	(45)	(44)

Total charge-offs	(502)	(518)
Recoveries of previous charge-offs:
Commercial	4	10

Total recoveries	4	10
Net loans charged-off	(498)	(508)
Provision for loan losses	242	300

Balance at period end	$549	$805

Net charge-offs to average loans	0.52%	0.54%
Allowance as percent of total loans	0.60%	0.84%
Nonperforming loans as a percentage of total loans	3.24%	2.67%
Allowance as a percent of nonperforming loans	18.54%	31.59%
At September 30, 2006 and December 31, 2005, the allowance was allocated as follows:

		Percentage of		Percentage of
	Nine Months	loans in	Year ended	loans in
	Ended	each category	December 31,	each category
	September 30, 2006	to total loans	2005	to total loans
Commercial	$206,514	9.31%	$367,990	9.94%
Real estate – individual	109,772	57.73%	102,110	59.14%
Real estate – commercial	159,470	24.63%	169,215	23.10%
Installment loans to individuals	73,524	8.33%	111,637	7.82%
Unallocated	—	—	54,509	—

Total	$549,280	100.00%	$805,461	100.00%

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
Average Balances, Income and Expense, and Rates
     Net interest income represents the difference between interest received on interest-earning assets and interest paid on interest-bearing liabilities. The following represents, in a tabular form, the main components of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2006:

Interest-		Interest
Earning Assets/	Average	Income/	Yield/
Bearing Liabilities	Balance	Cost	Cost
Federal funds sold	$9,021,617	$311,481	4.60%
Interest-bearing deposits	634,690	21,475	4.51%
Investment securities	28,032,293	1,197,168	5.69%
Loans	96,178,272	5,938,613	8.23%

Total	$133,866,872	$7,468,737	7.44%

Deposits	$109,561,714	$3,540,181	4.31%
Other borrowings	10,012,658	183,954	7.95%

Total	$119,574,372	$3,724,135	4.15%

Net interest income/spread		$3,744,602	3.29%

Net interest margin			3.73%

     The net interest margin for the first nine months of 2006 decreased to 3.73% as compared to 3.92% for the nine month period ending September 30, 2005. The net interest margin of 3.73% for the first nine months of 2006 also decreased from the net interest margin of 3.89% for the full year in 2005.

Deposits
     The following table sets forth our deposits by category for the periods presented.

	Deposit Composition
	September 30,		December 31,
	2006		2005
		Percent		Percent
		of		of
	Amount	Deposits	Amount	Deposits
	(Dollar in thousands)
Demand deposits	$5,144	4.36%	$7,040	6.59%
Escrow deposits	15	0.01%	2	0%
Total non-interest-bearing	5,159	4.38%	7,042	6.59%
Now accounts	6,679	5.66%	8,573	8.03%
MMDA	74,464	63.15%	54,892	51.40%
Savings	614	0.52%	1,191	1.11%
Certificates of deposits of $100K or more	10,975	9.31%	11,490	10.76%
Brokered deposits of $100K or more	0	0.00%	4,496	4.21%
Total certificates of deposit of $100K or more	10,975	9.31%	15,986	14.97%
Certificate of deposits less than $100K	19,732	16.73%	18,209	17.05%
Brokered deposits less than $100K	297	0.25%	891	0.83%
Total certificates of deposit less than $100K	20,029	16.99%	19,100	17.89%
Total	$117,920	100.00%	$106,784	100.00%

Total brokered deposits	$297		$5,387
Liquidity and Sources of Capital
     Liquidity is our ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. Our primary sources of funds are principal and interest payments on loans receivable, cash flows from operations, increases in deposits and advances from the Federal Home Loan Bank of Atlanta. The September 30, 2006 financial statements evidence a satisfactory liquidity position as total cash, cash equivalents, and federal funds sold amounted to approximately $7.7 million, or 5.6% of total assets. Our ability to maintain and expand our deposit base and borrowing capabilities are other sources of liquidity. For the nine-month period ended September 30, 2006, total deposits increased from $106.8 million to $117.9 million, representing an increase of 10.4%. We will continue to increase deposits as required to fund new loan growth, loan purchases in the secondary markets and for purchases of investments. Additionally, we may enter into security repurchase agreements that enable us to borrow funds at favorable rates using certain investments held in our investment portfolio. We closely monitor and attempt to maintain appropriate levels of interest-earning assets and interest-bearing liabilities so that maturities of assets are such that adequate funds are available to meet our customer withdrawals and loan demand. We believe that our existing funding sources are adequate to ensure sufficient cash flow to meet our current and future obligations. At September 30, 2006, we have unused borrowing capacity of $16.8 million at the Federal Home Loan Bank, $3.0 million in overnight borrowing capacity at our correspondent bank and the capacity to borrow $10.0 million using our unpledged securities for investment repurchase transactions. Additionally, in connection with the establishment of our new mortgage company, ebank Mortgage entered into a Warehousing Credit Agreement with a bank effective as of April 26, 2006.

This credit facility provides for borrowings of up to $15 million for the interim financing of mortgage loans originated by ebank Mortgage. Please see Note 4 to the condensed consolidated financial statements for additional details of this credit facility. As of September 30, 2006, $4,785,472 in advances had been made pursuant to this credit facility.
     The bank maintains adequate levels of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Office of Thrift Supervision, the bank’s primary regulator.

	Bank	Minimum
	Capital	Regulatory
	Ratio	Requirement
Capital ratios at September 30, 2006
Tier 1 capital	13.15%	4.0%
Tier 2 capital	0.61%

Total risk-based capital ratio	13.76%	8.0%

Leverage ratio	8.92%	4.0%
     The OTS has established a 4.0% minimum leverage ratio requirement for all banks except those with the highest regulatory rating. The leverage ratio is computed by dividing Tier 1 capital into average assets.
     The OTS may issue directives that impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate. The OTS has issued no directive to the bank and has made no determination of capital inadequacy, but it requested in the third quarter of 2003 that the bank maintain a total risk-based capital ratio of 10.0% or higher (the threshold to be categorized as “well capitalized”), effective September 30, 2003. The OTS based its request upon the fact that the proportion of the bank’s loan portfolio which consists of “non-homogenous” (i.e. nonresidential mortgage) loans is somewhat higher than that of the average thrift institution. As of the quarter just ended, the bank was well capitalized with a total risk-based capital ratio of 13.76% at September 30, 2006.
     We believe that, as of September 30, 2006, we meet all capital requirements to which we are subject.
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
     The table below shows the interest rate sensitivity of our assets and liabilities as of September 30, 2006:

		After three
	Within	but within	After one	After
	three	twelve	but within	five
	months	months	five years	years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits	$738	$—	$—	$—	$738
Loans	58,889	4,130	10,795	17,783	91,597
Mortgage loans held for sale	4,873	—	—	—	4,873
Investment securities	932	498	977	29,467	31,874
Federal funds sold	6,170	—	—	—	6,170

Total earning assets	71,602	4,628	11,772	47,250	135,252

Interest-bearing liabilities:
Money market and NOW	81,142	—	—	—	81,142
Savings deposits	614	—	—	—	614
Time deposits	9,179	19,003	2,822	—	31,004
Other liabilities	—	—	—	4,000	4,000

Total interest-bearing liabilities	90,935	19,003	2,822	4,000	116,760

Interest-sensitivity gap	$(19,333)	$(14,375)	$8,950	$43,250	$18,492

Cumulative interest-sensitivity gap	$(19,333)	$(33,708)	$(24,758)	$18,492	$18,492

Ratio of interest-sensitivity gap to total earning assets	(14.83%)	(11.03%)	6.86%	33.17%	14.18%

Ratio of cumulative interest- sensitivity gap to total earning assets	(14.83%)	(25.85%)	(18.99%)	14.18%
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
Loan Portfolio
     Because loans typically provide higher interest yields than do other types of earning assets, our intent is to channel a substantial percentage of our earning assets into the loans category. Average gross loans were $96,178,272 for the nine-month period ended September 30, 2006. Total gross loans outstanding at September 30, 2006 were $91,597,167.

     The following table summarizes the composition of the loan portfolio at September 30, 2006:

		Percent
	Amount	of total
Commercial	$8,525,871	9.31%
Real estate – individual	52,881,456	57.73%
Real estate – commercial	22,558,753	24.63%
Installment loans to individuals	7,631,087	8.33%

Gross loans	91,597,167	100.00%

Less: Net deferred loan fees	(140,075)
Allowance for loan loss	(549,280)

Total net loans	$90,907,812

     The principal components of our loan portfolio at September 30, 2006 were mortgage loans and commercial loans, which represented approximately 91.67% of the portfolio. We will attempt to maintain a relatively diversified loan portfolio to help reduce the risk inherent in concentration of collateral.
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
     As described in more detail in our most recent Form 10-KSB, the OTS and the other federal banking agencies jointly issued proposed guidance for banks and thrifts with high and increasing concentrations of certain types of commercial real estate (CRE) construction and development loans. If adopted in its current form, the requirements of the proposed guidance would apply to ebank’s CRE lending activities. Under the proposed guidelines, an institution with high concentrations of these CRE loans would be required to use certain prescribed heightened risk management practices to mitigate the risks associated with such concentrations. Additionally, the proposed rules may require higher allowances for loan losses with respect to such loans and higher capital levels. However, we believe that our experience in CRE lending and our underwriting policies, internal controls, and other policies currently in place are generally appropriate to manage our CRE loan concentrations. Additionally, pursuant to a previous request by the OTS, ebank is currently required to maintain a total risk-based capital ratio of 10% or higher (the threshold to be categorized as “well capitalized”). Maintaining capital at or above the well capitalized standard is also generally consistent with the capital adequacy guidance contained in the proposed guidance.
     The federal banking agencies extended the initial comment period on this proposed guidance for an additional 30 days, to April 13, 2006. As of October 26, 2006, the federal banking agencies had not adopted the proposed guidance. The Company intends to monitor the proposed guidance and, if adopted, consider additional enhancements to its existing policies and procedures.
Item 3. Controls and Procedures.
     As of the end of the period covered by this quarterly report on Form 10-QSB, an evaluation was performed pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective. No change in our internal control over financial reporting occurred during the period covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the period from August 10, 2006 through October 12, 2006, we issued an aggregate of 587,028 shares of our common stock to thirty-six holders of our Series A preferred stock (we paid the cumulative dividend owed on the converted Series A shares in cash and not by the issuance of additional shares of common stock) upon the conversion of such shares to common stock pursuant to the one-for-one conversion ratio of the Series A preferred stock, in the transactions described below:
          •      we issued to one holder 25,600 shares of common stock (plus a cash dividend of $17,660.49 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 11,988 shares of common stock (plus a cash dividend of $8,296.35 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 84,960 shares of common stock (plus a cash dividend of $58,936.64 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 50,160 shares of common stock (plus a cash dividend of $34,795.93 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 29,640 shares of common stock (plus a cash dividend of $20,561.23 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 19,280 shares of common stock (plus a cash dividend of $13,374.51 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 12,000 shares of common stock (plus a cash dividend of $8,324.38 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 12,000 shares of common stock (plus a cash dividend of $8,372.60 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 12,000 shares of common stock (plus a cash dividend of $8,350.68 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 8,000 shares of common stock (plus a cash dividend of $5,567.12 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 12,040 shares of common stock (plus a cash dividend of $8,378.52 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);

          •      we issued to one holder 12,000 shares of common stock (plus a cash dividend of $8,350.68 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 12,000 shares of common stock (plus a cash dividend of $8,350.68 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 12,000 shares of common stock (plus a cash dividend of $8,350.68 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 10,000 shares of common stock (plus a cash dividend of $6,958.90 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 2,400 shares of common stock (plus a cash dividend of $1,670.14 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 14,000 shares of common stock (plus a cash dividend of $9,742.47 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 4,000 shares of common stock (plus a cash dividend of $2,798.90 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 28,000 shares of common stock (plus a cash dividend of $19,592.33 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 14,800 shares of common stock (plus a cash dividend of $10,355.95 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 16,000 shares of common stock (plus a cash dividend of $11,195.62 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 14,720 shares of common stock (plus a cash dividend of $10,299.97 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 4,000 shares of common stock (plus a cash dividend of $2,798.90 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 4,000 shares of common stock (plus a cash dividend of $2,798.90 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 8,000 shares of common stock (plus a cash dividend of $5,597.80 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);

          •      we issued to one holder 6,000 shares of common stock (plus a cash dividend of $4,198.36 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 25,920 shares of common stock (plus a cash dividend of $18,136.90 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 8,000 shares of common stock (plus a cash dividend of $5,597.81 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 4,800 shares of common stock (plus a cash dividend of $3,358.68 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 4,000 shares of common stock (plus a cash dividend of $2,798.90 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 11,200 shares of common stock (plus a cash dividend of $7,898.30 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 7,200 shares of common stock (plus a cash dividend of $5,077.48 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 40,000 shares of common stock (plus a cash dividend of $28,449.32 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 12,000 shares of common stock (plus a cash dividend of $8,554.52 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion);
          •      we issued to one holder 28,320 shares of common stock (plus a cash dividend of $20,188.67 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion); and
          •      we issued to one holder 6,000 shares of common stock (plus a cash dividend of $4,346.30 in payment of accrued but unpaid dividends on the Series A preferred stock through the date of conversion).
     The issuance of these 587,028 shares of common stock in connection with the conversion transactions described above was made pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act.
Item 6. Exhibits.
10.1	First Amendment to Warehousing Credit Agreement dated July 21, 2006, between ebank Mortgage, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 25, 2006).

10.2	Guarantor’s Acknowledgment of ebank Financial Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 25, 2006).

10.3	Guarantor’s Acknowledgment of Madison Mortgage Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 25, 2006).

10.4	Mortgage Loan Subservicing Agreement between ebank Mortgage, LLC and Sunshine Mortgage Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2006).

10.5	Cash Bonus Arrangement of ebank Mortgage. LLC for Lucien J. Barrette (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 29, 2006).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ebank Financial Services, Inc.
Date: November 13, 2006	By:	/s/ James L. Box
James L. Box
President and Chief Executive Officer

	By:	/s/ Wayne W. Byers
Wayne W. Byers
Chief Financial Officer